Form 10-K
period 1996-05-31
PERCLOSE INC
filed 1996-06-28
CIK 934438

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.
     For the fiscal year ended March 31, 1996.

                                       or

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.
     For the transition period from ____________ to ____________.

                        Commission File Number:  0-26890

                                 PERCLOSE, INC.
             (Exact name of registrant as specified in its charter)

          Delaware                                94-3154669
    (State or other jurisdiction of               (I.R.S. employer
    incorporation or organization)                identification no.)

    199 Jefferson Drive, Menlo Park, CA           94025
    (Address of principal executive offices)      (Zip code)

       Registrant's telephone number, including area code:  (415) 473-3100
        Securities registered pursuant to Section 12(b) of the Act:  None
           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $0.01 par value
                                (Title of class)

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                               ---     ---

     Indicate by check mark if disclosures of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate value of voting stock held by non-affiliates of the Registrant was approximately $139,361,053 as of May 31, 1996, based upon the average of the high and low prices of the Registrant's Common Stock reported for such date on the Nasdaq National Market. Shares of Common Stock held by each executive officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes. As of May 31, 1996, the Registrant had outstanding 9,485,769 shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Certain information is incorporated into Part III of this report by reference to the Proxy Statement for the Registrant's 1996 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K. Certain information is incorporated into Parts II and IV of this report by reference to the Registrant's annual report to stockholders for the year ended March 31, 1996.

                                 PERCLOSE, INC.

                                      INDEX


                                                                            PAGE
                                                                          NUMBER
                                                                          ------

PART I . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 2
       Item 1.   Business. . . . . . . . . . . . . . . . . . . . . . . . . . . 2
                 The Company . . . . . . . . . . . . . . . . . . . . . . . . . 2
                 Industry Overview . . . . . . . . . . . . . . . . . . . . . . 2
                 Perclose Solution . . . . . . . . . . . . . . . . . . . . .  .4
                 Business Strategy . . . . . . . . . . . . . . . . . . . . . . 4
                 Products and Technology . . . . . . . . . . . . . . . . . . . 5
                 Clinical and Regulatory Status. . . . . . . . . . . . . . . . 7
                 Marketing and Distribution. . . . . . . . . . . . . . . . . . 7
                 Research and Development. . . . . . . . . . . . . . . . . . . 8
                 Manufacturing . . . . . . . . . . . . . . . . . . . . . . . . 8
                 Competition . . . . . . . . . . . . . . . . . . . . . . . . . 9
                 Patents and Proprietary Rights. . . . . . . . . . . . . . . . 9
                 Government Regulation . . . . . . . . . . . . . . . . . . . .10
                 Third-Party Reimbursement . . . . . . . . . . . . . . . . . .12
                 Product Liability and Insurance . . . . . . . . . . . . . . .13
                 Employees . . . . . . . . . . . . . . . . . . . . . . . . . .13
                 Additional Risk Factors . . . . . . . . . . . . . . . . . . .13
       Item 2.   Properties. . . . . . . . . . . . . . . . . . . . . . . . . .15
       Item 3.   Legal Proceedings . . . . . . . . . . . . . . . . . . . . . .15
       Item 4.   Submission of Matters to a Vote of Security Holders . . . . .15

PART II. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .16
       Item 5.   Market for Registrant's Common Equity and Related
                 Stockholder Matters . . . . . . . . . . . . . . . . . . . . .16
       Item 6.   Selected Financial Data . . . . . . . . . . . . . . . . . . .16
       Item 7.   Management's Discussion and Analysis of Financial
                 Condition and Results of Operations . . . . . . . . . . . . .16
       Item 8.   Financial Statements and Supplementary Data . . . . . . . . .16
       Item 9.   Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure . . . . . . . . . . . . .16

PART III . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .17
       Item 10.  Directors And Executive Officers of The Registrant. . . . . .17
       Item 11.  Executive Compensation. . . . . . . . . . . . . . . . . . . .18
       Item 12.  Security Ownership of Certain Beneficial Owners
                 and Management. . . . . . . . . . . . . . . . . . . . . . . .18
       Item 13.  Certain Relationships and Related Transactions. . . . . . . .18

PART IV. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .19
       Item 14.  Exhibits, Financial Statement Schedules, and
                 Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . .19

                                     PART I



ITEM 1.   BUSINESS

THE COMPANY

          Perclose, Inc. ("Perclose" or the "Company") was incorporated in California in March 1992 and reincorporated in Delaware in October 1995. Perclose designs, develops, manufactures and markets a family of minimally invasive systems used to surgically close arterial access sites in catheterization procedures such as angioplasty and angiography. The Company's proprietary, single-use systems are inserted through the same tract used during catheterization and enable the clinician to suture closed the access site immediately following the catheterization. The Company's Prostar, Prostar Plus and Techstar percutaneous vascular surgery systems are designed to provide routine, definitive closure by replicating results previously obtainable only through open surgery, without the associated risks and costs. Over 19,000 of the Company's systems have been sold since introduction. The Company believes that the Prostar, Prostar Plus and Techstar systems provide significant clinical and economic advantages over current compression methods of arterial access site closure. These advantages include achieving rapid hemostasis, reducing nursing time required to monitor patients, allowing early patient ambulation and discharge, enabling more efficient use of the catheterization laboratory and improving patient comfort. In addition, for certain high risk patients, such as those who have experienced a heart attack, the Company's products allow continuation of aggressive anticoagulation, thrombolytic or anti-restenosis drug therapy without increasing the risk of bleeding complications at the arterial access site.

          The Company commenced international shipments of its Prostar, Techstar and Prostar Plus systems in December 1994, July 1995 and January 1996, respectively. These systems are currently marketed in Germany, France, Canada, the United Kingdom, the Netherlands, South Africa, Spain and Japan under regulatory approvals where required.

          In March 1996, the Company completed a clinical trial of the Prostar systems in the United States under an IDE approved by the FDA. The randomized trial was conducted at six investigational sites, involved a total of 500 patients and compared the Prostar system with mechanical compression. The approved protocol for the IDE trial addressed the collection of clinical data as well as time to ambulation. The Company plans to file a PMA application for approval to market the Prostar system in the United States based on the data obtained from the clinical trial.

          The Company is conducting two additional FDA approved IDE clinical trials in the United States of other Perclose systems. Both trials are being conducted under protocols similar to that of the Prostar clinical trial. A trial for the Techstar 6F was initiated in April 1996 and a trial for the Prostar Plus 8F was initiated in May 1996.

INDUSTRY OVERVIEW

          This Report on Form 10-K contains certain forward looking statements regarding future events with respect to the Company. Actual events or results may differ materially as a result of the factors described herein and in the documents incorporated herein by reference, including, in particular, those factors described under "Additional Risk Factors."

          THERAPEUTIC INTERVENTIONAL CARDIOLOGY MARKET. More than 6 million people in the United States have been diagnosed with coronary artery disease, which is a formation of atherosclerotic plaque that causes blood flow restrictions, or blockages, within the coronary arteries. These blockages can occur anywhere within the complex network of arteries that provide blood to the heart muscle. If left untreated, coronary artery disease can cause severe chest pain and lead to heart attacks. The principal means of treating coronary artery disease include coronary artery bypass grafting ("CABG"), a highly invasive open surgical procedure, and percutaneous transluminal coronary angioplasty ("balloon angioplasty") as well as other new, percutaneous catheter-based procedures including atherectomy and stenting. Since its clinical introduction in 1978, balloon angioplasty has emerged as the principal less invasive alternative to CABG. Industry sources estimate that during 1994 approximately 850,000 balloon angioplasty, atherectomy, stenting and intra-aortic balloon pump procedures were performed worldwide, including approximately 525,000 such procedures in the United States. Industry sources estimate that the number of therapeutic and diagnostic catheter-based coronary procedures worldwide increased at an annual rate of 13% and 5%, respectively, from 1990 to 1994.

          At the beginning of a balloon angioplasty procedure, the physician initiates anticoagulation drug therapy, which is continued throughout the procedure. A local anesthetic is administered and a small incision is made in the groin area to gain access to the femoral artery, which is punctured to create an access site for catheterization devices. The cardiologist inserts an introducer sheath into the femoral artery and places a guiding catheter through the introducer sheath to create a path from outside the patient to the arteries of the heart. The cardiologist advances a small guidewire through the inside of the guiding catheter, into the coronary artery and across the site of the blockage. A balloon catheter is delivered over the guidewire through the inside of the guiding catheter into the artery and across the site of the blockage.
The balloon is inflated to compress the blockage against the walls of the artery, thereby enlarging the diameter of the arterial lumen and increasing blood flow to the heart muscle. At the conclusion of the procedure, the cardiologist decides if the benefits of continued anticoagulation therapy that can prevent clot formation in the coronary arteries outweigh the increased risk of bleeding at the arterial access site. This decision influences the level of post-procedure nursing observation and the length of the hospital stay, which is typically one to three days.

          Other catheter-based therapeutic coronary procedures include atherectomy and stenting. The Company believes that the advent of atherectomy and stenting has been responsible for a significant portion of the growth in therapeutic, catheter-based coronary procedures. The emergence of these procedures has emphasized the need for improved arterial access site management techniques because of the increased use of anticoagulation therapy and the large diameter of atherectomy catheters.

          Atherectomy encompasses several types of devices that are designed to remove atherosclerotic plaque causing an arterial blockage. These procedures include directional coronary atherectomy in which plaque is removed with a miniature cutting system, rotational atherectomy in which a high speed, rotating burr is used to grind plaque into microscopic particles, and laser atherectomy in which laser energy delivered through a fiber optic catheter is used to ablate plaque. Directional and rotational atherectomy devices often require introducer sheaths and catheters of greater diameter than balloon angioplasty catheters. Use of atherectomy devices may require more aggressive anticoagulation therapy than balloon angioplasty.

          Stents are implantable metal devices delivered on a balloon catheter and permanently deployed at a blockage site to maintain increased lumen diameter by mechanically supporting the artery. In the United States, current labeling of FDA-approved stent devices requires the use of aggressive, long-term anticoagulation therapy in order to avoid blood clot formation at the stent site in the artery. The required anticoagulation therapy has contributed to increased vascular complications at the arterial access site, often extending the hospital stay and sometimes requiring open vascular surgery to control bleeding. Although improved stenting techniques and new stent devices may reduce the need for aggressive anticoagulation in the weeks following the procedure, the Company believes that anticoagulation therapy will continue to be used during stenting procedures in the United States and, in certain high risk patients, may be required for a period of time following the procedure. In addition, stenting procedures have been reported to reduce the risk of abrupt coronary artery closure, thereby creating the possibility for outpatient stenting due to a reduced need to keep patients under nursing observation post-procedure. The current potential for outpatient stenting is, however, limited by the inability to achieve predictable, sustained hemostasis of the arterial access site.

          DIAGNOSTIC CARDIOLOGY MARKET AND OTHER PERCUTANEOUS VASCULAR PROCEDURES. Patients believed to have coronary artery disease typically undergo angiography to determine the extent and location of their arterial blockages. Angiography is a diagnostic procedure in which dye is delivered through a catheter directly into the coronary arteries. The patient's coronary arteries can be visualized using an x-ray imaging system that produces a real-time image. Similar to therapeutic interventional procedures, angiography is performed using a catheter placed into the vascular system through a puncture in the femoral artery. Industry sources estimate that angiography was performed on approximately 3.1 million patients worldwide in 1994, including over 1.8 million patients in the United States. Angiography procedures represent a significant market opportunity for arterial closure devices because many of these patients are kept under nursing observation for several hours following the procedure primarily to confirm achievement of hemostasis.

          Many other catheterization procedures rely on percutaneous access to the vascular system through a puncture in the femoral artery. These procedures include peripheral vascular therapeutic and diagnostic procedures, of which approximately 285,000 and 2.7 million, respectively, were performed worldwide in 1994. These procedures may represent a significant market opportunity for arterial closure devices because many of these patients are kept under nursing observation following the procedure primarily to confirm achievement of hemostasis. Therefore, the availability of reliable arterial access site closure devices could facilitate early discharge of these patients. Percutaneous vascular surgery devices could also be used to close arterial access sites in interventional neuroradiology catheterization procedures, electrophysiology procedures to map and ablate cardiac arrhythmias and intra-aortic balloon pump procedures. In addition, emerging percutaneous catheterization procedures and other new interventional procedures, including catheter-based vascular grafts, cardiac pulmonary support procedures and percutaneous treatment of abdominal aortic aneurysms, may also represent new market opportunities for the Company's products.

          ARTERIAL ACCESS SITE MANAGEMENT. Following catheter-based coronary procedures such as balloon angioplasty, atherectomy, stenting and angiography, the physician must close the arterial access site. In current practice, anticoagulation therapy is discontinued for up to four hours prior to closure of the access site to allow the patient's clotting function to normalize. During this period, the introducer sheath is left in place and the patient must remain immobile in bed to prevent bleeding at the access site. Once the introducer sheath is removed, intense direct pressure is applied to the puncture site for at least 20 minutes to over one hour to facilitate formation of a blood clot in order to seal the arterial access site. This pressure is applied manually or with a large C-clamp or other pressure device placed around the patient's leg.
A dislodged clot can result in internal or external bleeding, which may necessitate transfusions or result in other vascular complications if not immediately controlled. Because any movement may dislodge the clot, the patient is required to remain immobile under close nursing observation in a coronary care unit for an additional 4 to 24 hours after the procedure, depending on the amount of anticoagulation drug therapy used and the type of procedure performed. Current closure methods may result in substantial costs, limit operating efficiencies and constrain the scheduling and usage of the catheterization laboratory by the number of beds and nursing staff in the coronary care unit.

          The arterial access site can be affected by other complications associated with current compression methods, including a hematoma in which a coagulated blood mass forms at the access site, a pseudoaneurysm in which blood continues to flow from the artery into the coagulated blood mass at the access site, femoral nerve damage from extended compression, and a vagal response characterized by a sharp drop in blood pressure. Patients may also experience significant pain and discomfort during compression of the artery and in the period in which they are required to be immobile, and often require pain medication. Many patients report that the pain associated with compression of the artery and immobilization is the most uncomfortable and difficult aspect of the catheterization procedure.

          In addition to the anticoagulation therapy administered during routine coronary catheterization procedures, the Company believes that post-procedure anticoagulation therapy is necessary in certain patients who are at an elevated risk of formation of a life-threatening blood clot in the coronary arteries.
The Company believes these patients may represent up to 30% of therapeutic coronary catheterization patients and include patients who have experienced a heart attack, received stents that may lead to clot formation, or undergone complicated balloon angioplasty characterized by dissection of the arterial wall during expansion of the balloon. For these patients, optimal therapy usually requires continued anticoagulation therapy to keep blood clots from forming, new drugs to reduce the risk of restenosis or thrombolytics to dissolve existing clots. In current practice, the interventional cardiologist is faced with the choice of discontinuing anticoagulation therapy and closing the arterial access site using compression or continuing drug therapy and leaving the sheath in place overnight, which requires the patient to remain immobile and extends the hospital stay. The cardiologist must therefore manage the difficult balance of preventing clot formation in the coronary arteries while encouraging a clot formation to close the arterial access site. In high clinical need patients, current arterial access site management options may lead to a greater risk of heart attack, higher vascular complication rates, significant patient discomfort during immobilization, intensive nursing monitoring, extended hospitalization and increased health care costs.

          Several new closure devices have been developed in response to the need for improved methods of arterial access site closure following catheterization procedures. These devices include the Company's systems as well as collagen plug devices manufactured by two other companies. These collagen plug devices are delivered through a sheath and placed at the site of the femoral artery puncture. Both collagen plug devices have received recommendations for PMA approval from an FDA advisory panel and one such device received PMA approval for United States commercial sale in October 1995.

          The Company believes that collagen plug devices do not fully and satisfactorily address the current need for an improved closure method. These collagen plugs still rely on the body's clotting function, which is enhanced by the presence of collagen, and may still require external pressure to achieve closure of the arterial access site. The Company's percutaneous vascular surgery systems provide a mechanical suture closure which aids in the natural healing process and, like open surgical repair, does not rely on the body's clotting function. The Perclose systems should therefore allow more aggressive anticoagulation and other drug therapy following catheterization.

PERCLOSE SOLUTION

          The Company believes that its pereutaneous vascular surgery systems, which achieve rapid closure of arterial access sites following percutaneous catheterization procedures, overcome the clinical disadvantages of current closure methods and will enable catheterization laboratories to achieve increased operating efficiencies and cost savings. The Company's products enable the physician to suture arterial access sites percutaneously, providing a means of closure that has been possible only through open vascular surgery. Since the introduction of catheterization procedures, open vascular surgery has been the definitive method used to close arterial access sites that do not respond to conventional compression therapy. Open surgery requires a long incision in the patient's groin area, involves a significant recovery period and increases overall treatment costs. While surgeons can close the arterial access site with one or two sutures, the invasive nature of open surgery makes it unsuitable for routine use in catheterization patients. The Perclose systems are designed to provide routine, definitive closure by replicating through a minimally invasive procedure the results previously obtainable only through open surgery without the associated risks and costs. The ease of use of the Perclose systems is enhanced by the design of the products which relies on standard cardiovascular catheterization techniques.

          The Perclose systems are used in the catheterization laboratory to close the arterial access site as the final step in the procedure. By achieving rapid hemostasis, the Perclose systems reduce the need for the patient to remain immobile under close observation in the coronary care unit. This result minimizes pain and discomfort to the patient and allows the patient to ambulate shortly after the catheterization procedure. Early ambulation of patients can also improve utilization of hospital resources. For example, in current practice, angiography is usually performed in the morning to permit same-day discharge following observation and confirmation of hemostasis. Earlier ambulation and discharge of these patients may contribute to more efficient usage of the of catheterization laboratory by allowing scheduling of diagnostic procedures throughout the day.

          The Perclose systems, which surgically close the access site and do not rely on the body's clotting process to achieve hemostasis, are ideally suited for use in patients who would benefit from aggressive anticoagulation or other drug therapy. Therefore, cardiologists can optimize drug therapy independent of arterial access site management requirements. The Company's products cannot be sold commercially in the United States unless and until FDA approvals or clearances are obtained, and FDA approvals or clearances may not be received for several years, if at all.

BUSINESS STRATEGY

          The Company's objectives are to become the leader in the design, development and commercialization of suture-based closure devices and to establish percutaneous vascular surgery using the Company's products as the standard of care for post-catheterization arterial access site management. The following are key elements of the Company's strategy:

          - DEMONSTRATE CLINICAL UTILITY AND COST-EFFECTIVENESS. The Company believes that percutaneous vascular surgical repair of arterial access sites decreases time to ambulation and discharge with lower treatment costs and improved comfort for all patients, and can reduce complication rates in high clinical need patients. The Company intends to use data collected from clinical trials to demonstrate the anticipated clinical and cost advantages of its products to physicians and health care payors.

          - SEEK EARLY REGULATORY APPROVALS IN TARGETED MARKETS. The Company seeks to obtain required regulatory approvals as early as possible, particularly in countries with favorable regulatory environments. The Company has obtained regulatory approvals for its current Prostar, Prostar Plus and Techstar systems in several major European markets, Japan, Canada and several other countries. The Company, through its Japanese distributor, has obtained Japanese regulatory approval for the Prostar, Prostar Plus and Techstar systems and intends to commence clinical trials to support reimbursement approval in Japan.

The Company plans to file a PMA application for each system in the United States upon completion of the applicable clinical trial.

          - FOCUSED MARKETING, SALES AND PHYSICIAN TRAINING. The Company's products are currently marketed to interventional cardiologists, radiologists and catheterization laboratory administrators through leading distributors in Germany, France, Canada, the United Kingdom, the Netherlands, South Africa, Spain and Japan. The Company plans to market its products in the United States through a direct sales organization if and when PMA approval is received. The Company believes that the majority of interventional catheterization procedures in the United States are performed in high volume catheterization laboratories, and that these institutions can be served by a relatively small, focused sales force. The Company develops and maintains close working relationships with its customers to address their needs for products and services and to receive input regarding the Company's product development plans. The Company builds these relationships through focused physician training, which the Company believes will also be a key factor in encouraging cardiologists to use the Company's products. The Company will continue to provide a standardized, in-the-field training course in the markets it enters.

          - ACCESS NEW MARKET OPPORTUNITIES. The Company believes that several other minimally invasive catheterization procedures, both currently used and under development, will be candidates for the Company's products. The Company intends to expand its product marketing efforts to new clinical applications, including electrophysiology and interventional neuroradiology catheterization procedures and intra-aortic balloon pump procedures, where percutaneous surgical closure of arterial access sites can meet significant clinical needs or achieve cost reductions.

          - TECHNOLOGICAL LEADERSHIP. The Company intends to position itself at the forefront of technological leadership and innovation in percutaneous vascular surgery. The Company continually evaluates new developments in percutaneous catheterization procedures and will seek to expand its product development efforts to address access site closure following these new procedures, including catheter-based vascular grafts, treatment of abdominal aortic aneurysms and cardiac pulmonary support procedures. The large diameter catheter devices required for these procedures make closure of the arterial access site difficult using conventional compression methods. The Company believes that larger diameter versions of its current products could be used to close the arterial access sites in these procedures, making it feasible to perform such procedures in a minimally invasive manner. The Company also intends to continue to focus on improving the ease of use and reducing the manufacturing costs of its products. In order to protect its proprietary position, the Company will continue to pursue an aggressive patent filing and prosecution strategy.

          The Company's products cannot be sold commercially in the United States unless and until FDA approvals or clearances are obtained, and FDA approvals or clearances may not be received for several years, if at all. The Company's business is also subject to additional significant risks, including the dependence of the Company on the Prostar, Prostar Plus and Techstar products, the lack of extensive clinical data demonstrating that certain of the Company's products are safe and effective and the risk that the Company's products will not gain market acceptance.

PRODUCTS AND TECHNOLOGY

          The Company currently has three product families, the Prostar, Prostar Plus and Techstar systems. The Prostar and Prostar Plus systems provide two sutures for closing arterial access sites ranging in diameter from 7 French (7F) to 11 French (11F). One French size is equal to one-third of a millimeter in diameter (3F = 1mm). The Techstar systems use single-suture devices for suturing 6F to 8F arterial access sites.

          The following table summarizes the markets addressed by and current status of each of the Company's products:


- -------------------------------------------------------------------------------------------------------------------------
                                            PRODUCT
     TARGETED APPLICATIONS                  FAMILY(1)                                  STATUS
- -----------------------------------     ---------------     -------------------------------------------------------------
                                            PROSTAR/
                                          PROSTAR PLUS
       HIGH CLINICAL NEED                  (2 SUTURE)              UNITED STATES                    INTERNATIONAL(2)
- -----------------------------------     ---------------     ---------------------------        --------------------------
     Anticoagulated Stents                     8F           IDE Clinical Trial Ongoing         Commercial Sales
     Complicated Angioplasty
     Atherectomy                               9F           IDE Clinical Trial Completed       Commercial Sales
     Intra-aortic Balloon Pump
     Electrophysiology Ablation                10F          Product Development Completed      Clinical Evaluation
     Thrombolytic Drugs
     Anti-Restenosis Drugs                     11F          IDE Clinical Trial Completed       Commercial Sales

                                           TECHSTAR
    EARLY AMBULATION/DISCHARGE            (1 SUTURE)               UNITED STATES                    INTERNATIONAL
- -----------------------------------     ---------------     ---------------------------        --------------------------
     Stents                                     6F          IDE Clinical Trial Ongoing         Commercial Sales
     Angioplasty
     Peripheral Radiology                       7F          Product Development                Commercial Sales
                                                            Completed
     Interventional Neuroradiology

     Diagnostic Angiography                     8F          Product Development                Commercial Sales
                                                            Completed

     Peripheral Radiology                       6 FS        Product Development                Commercial Sales
                                                            Completed
- -------------------------------------------------------------------------------------------------------------------------
(1)  "F" refers to French size.  1 French is equal to 1/3  millimeter in diameter.  "6FS" refers to a 6F short length
     Perclose system.
(2)  Commercial sales occur in Germany, France, Canada, the United Kingdom, the Netherlands, South Africa, Spain
     and Japan.
- -------------------------------------------------------------------------------------------------------------------------

          PROSTAR SYSTEM AND PROCEDURE. Prostar is a sterile, single-use system which, as currently configured, consists of a four-needle, two-suture Prostar Percutaneous Vascular Surgical Device, a Prostar Pre-Dilator (for the 9F and 11F sizes only), a Perclose Knot Pusher, and a Prostar Guidewire. The Prostar system is currently marketed internationally in 8F, 9F and 11F sizes. The 8F, 9F and 10F systems are suitable for arterial access sites dilated by 7F to 10F introducer sheaths used during balloon angioplasty, stenting, and rotational atherectomy procedures. The 11F system is used to close puncture sites dilated by 10F or 11F introducer sheaths used during directional coronary atherectomy and intra-aortic balloon pump procedures.

          At the end of the catheterization procedure, the introducer sheath used in the procedure is removed utilizing a standard over- the-wire exchange technique. For the Prostar 9F and 11F systems, the Prostar Pre-Dilator is inserted to expand the tract from the skin incision to the artery to assist in positioning the Prostar Percutaneous Vascular Surgical Device. Once the pre-dilation of the tract from the skin incision to the artery is complete, another over-the-wire exchange is performed. Next, the flexible sheath of the Prostar Percutaneous Vascular Surgical Device is inserted in the artery over a guidewire. The unique design of the device allows the physician to maintain hemostasis throughout the procedure. The device includes two marker ports in the needle guide, proximal to the tips of the needles. Arterial blood flow into the marker ports indicates that the device has been properly positioned with the needles and sutures inside the arterial lumen. Once positioned, the pull handle is drawn away from the patient, deploying the needles and sutures. As the needles advance toward the artery wall, they are guided by a ramp that precisely positions the needles around the arterial access site. The needles are captured in the barrel of the device which also positions the needles for removal. Two needles, each attached to the end of a single suture, will create one surgical stitch. The needles are removed from the device and detached from the sutures which are then tied in a standard surgical square knot. The device is removed and the knots are advanced to the arterial access site with the Perclose Knot Pusher. The knots can be further secured with additional throws, which are also advanced with the Knot Pusher.

          TECHSTAR SYSTEM. Techstar is a sterile, single-use system which consists of a two-needle, single-suture Techstar Percutaneous Vascular Surgical Device and a Perclose Knot Pusher. The Techstar system is currently marketed internationally in 6F, 7F, 8F and 6FS (short) sizes. The 6F diameter system is suitable for closure of arterial access sites in therapeutic and diagnostic procedures having puncture sites dilated by 6F or smaller introducer sheaths. The 7F diameter system is suitable for closure of sites in therapeutic and diagnostic procedures having puncture sites dilated by 7F interventional and diagnostic introducer sheaths. The 8F diameter system is suitable for closure of sites in therapeutic and diagnostic procedures having puncture sites dilated by 8F interventional cardiology introducer sheaths. The 6FS diameter system is a shorter system suitable for use in peripheral diagnostic and interventional procedures for vascular diseases of the lower legs. The shorter version allows radiologists to close arterial access sites after these peripheral procedures.

          Significant differences of the configuration of the Techstar systems versus the Prostar 9F and 11F systems include the use of only two needles and a single suture, a rotating barrel that eliminates the need for a separate pre-dilator, and a monorail configuration that eliminates the need for an additional guidewire. These features, together with several other design changes incorporated into the Techstar system, improve ease of use and ease of manufacturability and reduce manufacturing cost. The Prostar Plus 8F and 10F systems incorporate the design improvements of the Techstar systems, but use the four-needle, two-suture configuration.

CLINICAL AND REGULATORY STATUS

          Perclose systems are currently being marketed in Germany, France, Canada, the United Kingdom, the Netherlands, South Africa, Spain and Japan under regulatory approvals where required. Continued marketing of these products in member countries of the European Union will require the Company to obtain by mid-1998 the certifications necessary for the CE mark to be affixed to these products. The Company has not obtained all such certifications and, although the Company expects that it will be able to obtain such certifications, there can be no assurance that the Company will do so in a timely manner.

          In March 1996, the Company completed a clinical trial of the Prostar systems in the United States under an IDE approved by the FDA. The randomized trial was conducted at six investigational sites, involved a total of 500 patients and compared the Prostar system with mechanical compression. The approved protocol for the IDE trial addressed the collection of clinical data as well as time to ambulation and time to discharge. The Company plans to file a PMA application for approval to market the Prostar system in the United States based on the data obtained from the clinical trial.

          The Company is conducting two additional FDA approved IDE clinical trials in the United States of other Perclose systems. Both trials are being conducted under protocols similar to that of the Prostar clinical trial. A trial for the Techstar 6F was initiated in April 1996 and a trial for the Prostar Plus 8F was initiated in May 1996.

          The Company, through Getz Brothers Company Ltd., its Japanese distributor, has received regulatory approval to market the Prostar, Prostar Plus and Techstar systems in Japan and intends to commence clinical trials in Japan that will form the basis for an application for reimbursement approvals in the Japanese health care system. The Company's distributor will be responsible for management of clinical trials and obtaining reimbursement approval for the Prostar and Techstar systems in Japan, and there can be no assurance that such approvals will be obtained in a timely manner or at all.

MARKETING AND DISTRIBUTION

          The Company's initial sales and marketing strategy is to focus on interventional cardiologists and radiologists through established distributors in major international markets, subject to required regulatory approvals. Perclose systems are currently marketed in Germany, France, Canada, the United Kingdom, the Netherlands, South Africa, Spain and Japan through independent distributors, and the Company intends to add distributors in other countries as its sales and marketing efforts are expanded. The Company generally operates under written distribution agreements with its distributors, although the Company does not have written agreements with certain distributors, typically those in smaller markets. Distributors with which the Company has distribution agreements generally have the exclusive right to sell the Company's products within a defined territory. These distributors also typically market other medical products, although the Company generally seeks to obtain covenants from its distributors prohibiting them from marketing medical devices that compete directly with the Company's products. The Company's distributors typically purchase the Company's products at a discount from list price and resell the products to hospitals and clinics. Sales to international distributors are denominated in United States dollars. The end-user price is determined by the distributor and varies from country to country.

          All of the Company's revenues through March 31, 1996 were derived from export sales to international distributors, primarily in Europe, none of which are affiliated with the Company. Exports to Europe constituted 87% and 85% of the Company's net sales in the fiscal years ended March 31, 1995 and 1996, respectively. Sales to A.D. Krauth & Co. GmbH, Medicorp and Getz Brothers Company Ltd., the Company's German, French and Japanese distributors, respectively, accounted for approximately 52%, 25% and 8%, respectively of net sales for the fiscal year ended March 31, 1996.

          The Company plans to market its products domestically through a direct sales organization if and when PMA approval is received. The Company believes that the majority of interventional catheterization procedures in the United States are performed in high volume catheterization laboratories, and that these institutions can be served by a relatively small, focused sales force. The Company will seek to develop and maintain close working relationships with its customers to address their needs for products and services and to receive input regarding the Company's product development plans. The Company intends to build these relationships through focused physician training, which the Company believes will also be a key factor in encouraging cardiologists to use the Company's products. The Company will continue to provide a standardized, in-the-field training course in the markets it enters.

          As the Company expands existing product lines and introduces systems for new applications, the Company will broaden its marketing and sales activities to reach key practitioners, clinicians and administrators in markets targeted by the Company.

RESEARCH AND DEVELOPMENT

          The Company's research and development activities are performed internally by its 11 person research and development staff. Future research and development efforts are expected to involve application of the Company's core arterial access site closure technology to other catheterization procedures, including vascular grafts, treatment of abdominal aortic aneurysms and cardiac pulmonary support procedures. The large diameter catheter devices used in these procedures make closure of the arterial access site difficult with conventional compression methods. The Company believes that larger diameter versions of its current products could be used for closure of arterial access sites in these procedures, making it feasible to perform such procedures in a minimally invasive manner.

          Research and development expenses for fiscal 1994, 1995 and 1996 were $1.6 million, $3.1 million and $3.1 million, respectively.

MANUFACTURING

          The Company manufactures its products at its facility in Menlo Park, California. To establish a manufacturing presence within the European Community, the Company has entered into an agreement with AorTech Europe, a contract manufacturer located in Glasgow, Scotland. AorTech performs final assembly, packaging, and shipment of the Company's products to distributors outside the United States. AorTech Europe is ISO 9002 certified and operates a class 10,000 cleanroom.

          The Company purchases components from various suppliers and relies on single sources for several parts. To date, the Company has not experienced any significant adverse affects resulting from shortages of components. Delays associated with any future part shortages, particularly as the Company scales up its manufacturing activities in support of international distributor orders and, if FDA approval is received, commercial introduction in the United States, would have a material adverse effect on the Company's business, financial condition and results of operations.

          The Company currently manufactures subassemblies of its products at its Menlo Park facility with final assembly occurring at AorTech. The Company does not have experience in manufacturing its products in large scale commercial quantities. Manufacturers often encounter difficulties in scaling up production of new products, including problems involving production yields, quality control and assurance, component supply and lack of qualified personnel. Difficulties encountered by

Perclose in manufacturing scale-up could have a material adverse effect on its business, financial condition and results of operations.

COMPETITION

          Competition in the emerging market for arterial access site closure devices is expected to be intense and to increase. The Perclose systems compete against conventional manual compression, compression devices, and newer collagen plugs. Several companies supply C-clamp devices and C.R. Bard markets the Femostop compression arch. Datascope has received PMA approval from the FDA for, and Kensey-Nash has received a favorable FDA advisory panel recommendation for, products that use collagen plugs to achieve hemostasis. Kensey-Nash may receive PMA approval for its Angioseal device during 1996. The Company believes that American Home Products has distribution rights to the Kensey-Nash device in the United States and internationally. Several other companies are reported to be developing arterial closure devices, some of which have an established presence in the field of interventional cardiology, including Boston Scientific Corporation, Schneider (a subsidiary of Pfizer, Inc.), United States Surgical Corporation, Global Therapeutics Inc. and Guidant Corporation. Many of the Company's competitors have substantially greater name recognition and financial resources than the Company and also have greater resources and expertise in the areas of research and development, obtaining regulatory approvals, manufacturing and marketing. There can be no assurance that the Company's competitors will not succeed in developing and marketing technologies and products that are more effective than those developed and marketed by the Company or that would render the Company's technology and products obsolete or noncompetitive. Additionally, there is no assurance that the Company will be able to compete effectively against such competitors in terms of manufacturing, marketing and sales. Also, there can be no assurance that the Company's products will be able to demonstrate clinical efficacy or cost effectiveness advantages over competing products, or that clinical trials will demonstrate such advantages.

          The Company believes that the primary competitive factors in the market for arterial closure devices are clinical need, complications, efficacy, time to patient ambulation and discharge, ease of use and price. In addition, the length of time required for products to be developed and to receive regulatory and, in some cases, reimbursement approval is an important competitive factor. The medical device industry is characterized by rapid and significant technological change. Accordingly, the Company's success will depend in part on its ability to respond quickly to medical and technological changes through the development and introduction of new products. Product development involves a high degree of risk and there can be no assurance that the Company's new product development efforts will result in any commercially successful products. The Company believes it competes favorably with respect to these factors, although there is no assurance that it will be able to continue to do so.

          In addition, the medical device market is generally characterized by rapid change and by frequent emergence of new technologies, products and procedures. There can be no assurance that any such new technologies, products or procedures will not reduce the number of coronary catheterization procedures performed.

PATENTS AND PROPRIETARY RIGHTS

          Perclose's policy is to protect its proprietary position by, among other methods, filing United States and foreign patent applications to protect technology, inventions and improvements that are important to its business. The Company has two issued United States patents covering certain aspects of the percutaneous suturing technology used in the Company's products and has exclusive licenses under two additional issued patents relating to a different method of percutaneous suturing not currently employed by the Company's products. The Company has five United States patent applications pending in the areas of device design, percutaneous suturing for vascular puncture sites and accessory devices. The Company has also licensed, on a nonexclusive basis, certain coating technology used in its products. Under the license, the Company is obligated to pay royalties on sales of products using this coating technology. The Company has also filed several international patent applications corresponding to certain of its United States patent applications.

          The patent positions of medical device companies, including those of the Company, are uncertain and involve complex and evolving legal and factual questions. The coverage sought in a patent application either can be denied or significantly reduced before or after the patent is issued. Consequently, there can be no assurance that any patent applications will result in the issuance of patents, or that the Company's issued or any future patents will provide significant protection or commercial advantage or will not be circumvented by others. Since patent applications are secret until patents are issued in the United States or corresponding applications are published in international countries, and since publication of discoveries in the scientific or patent literature often lags behind actual discoveries, the Company cannot be certain that it was the first to make the inventions covered by each of its pending patent applications or that it was the first to file patent applications for such inventions. There can be no assurance that patents held by or licensed to the Company or any patents that may be issued as a result of the Company's pending or future patent applications will be of commercial benefit, afford the Company adequate protection from competing products or technologies or will not be challenged by competitors or others or declared invalid. Also, there can be no assurance that the Company will have the financial resources to defend its patents from infringement or claims of invalidity.

          In the event a third party has also filed a patent application relating to an invention claimed in a Company patent application, the Company may be required to participate in an interference proceeding declared by the USPTO to determine priority of invention, which could result in substantial uncertainties and costs to the Company, even if the eventual outcome is favorable to the Company. There can be no assurance that any patents issued to the Company would be held valid by a court of competent jurisdiction.

          The Company relies upon trade secret protection for certain unpatented aspects of other proprietary technology. There is no assurance that others will not independently develop or otherwise acquire substantially equivalent proprietary information or techniques, others will not otherwise gain access to the Company's proprietary technology or disclose such technology, or the Company can meaningfully protect its trade secrets.

          The Company typically requires its employees and consultants to execute appropriate confidentiality and proprietary information agreements upon the commencement of employment or consulting relationship with the Company. These agreements generally provide that all confidential information developed or made known to the individual by the Company during the course of the individual's relationship with the Company, is to be kept confidential and not disclosed to third parties, except in specific circumstances. The agreements generally provide that all inventions conceived by the individual in the course of rendering services to the Company shall be the exclusive property of the Company; however, certain of the Company's agreements with consultants, who typically are employed on a full-time basis by academic institutions or hospitals, do not contain assignment of invention provisions. There can be no assurance, however, that these agreements will provide meaningful protection or adequate remedies for the Company in the event of unauthorized use, transfer or disclosure of such information or inventions.

GOVERNMENT REGULATION

          UNITED STATES. The Company's systems are regulated in the United States as medical devices by the FDA under the Federal Food, Drug, and Cosmetic Act ("FDC Act") and require premarket clearance or approval by the FDA prior to commercialization. In addition, certain material changes or modifications to medical devices also are subject to FDA review and clearance or approval. Pursuant to the FDC Act, the FDA regulates the research, testing, manufacture, safety, labeling, storage, record keeping, advertising, distribution and production of medical devices in the United States. Noncompliance with applicable requirements can result in warning letters, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure of the government to grant premarket clearance or premarket approval for devices, and criminal prosecution. Medical devices are classified into one of three classes, Class I, II or III, on the basis of the controls deemed by the FDA to be necessary to reasonably ensure their safety and effectiveness. Class I devices are subject to general controls (E.G., labeling, premarket notification and adherence to GMPs). Class II devices are subject to general controls and to special controls (E.G., performance standards, postmarket surveillance, patient registries, and FDA guidelines). Generally, Class III devices are those which must receive premarket approval by the FDA to ensure their safety and effectiveness (E.G.,life-sustaining, life-supporting and implantable devices, or new devices which have not been found substantially equivalent to legally marketed devices), and require clinical testing to ensure safety and effectiveness and FDA approval prior to marketing and distribution. The FDA also has the authority to require clinical testing of Class I and Class II devices. A PMA application must be filed if the proposed device is not substantially equivalent to a legally marketed predicate device or if it is a Class II device for which the FDA has called for such applications.

          If human clinical trials of a device are required and if the device presents a "significant risk," the manufacturer or the distributor of the device is required to file an IDE application prior to commencing human clinical trials. The IDE application must be supported by data, typically including the results of animal and, possibly, mechanical testing. If the IDE application is approved by the FDA, human clinical trials may begin at a specific number of investigational sites with a maximum number of patients, as approved by the agency. Sponsors of clinical trials are permitted to sell those devices distributed in the course of the study provided such costs do not exceed recovery of the costs of manufacture, research, development and handling. The clinical trials must be conducted under the auspices of an independent institutional review board ("IRB") established pursuant to FDA regulations.

          Generally, before a new device can be introduced into the market in the United States, the manufacturer or distributor must obtain FDA clearance of a 510(k) notification or approval of a PMA application. If a medical device manufacturer or distributor can establish that a device is "substantially equivalent" to a legally marketed Class I or Class II device, or to a Class II device for which the FDA has not called for PMAs, the manufacturer or distributor may seek clearance from the FDA to market the device by filing a 510(k) notification. The 510(k) notification may need to be supported by appropriate data establishing the claim of substantial equivalence to the satisfaction of the FDA. The FDA recently has been requiring a more rigorous demonstration of substantial equivalence.

          Following submission of the 510(k) notification, the manufacturer or distributor may not place the device into commercial distribution until an order is issued by the FDA. No law or regulation specifies the time limit by which the FDA must respond to a 510(k) notification. At this time, the FDA typically responds to the submission of a 510(k) notification within 150 to 200 days. An FDA order may declare that the device is substantially equivalent to another legally marketed device and allow the proposed device to be marketed in the United States. The FDA, however, may determine that the proposed device is not substantially equivalent or require further information, including clinical data, to make a determination regarding substantial equivalence. Such determination or request for additional information could delay market introduction of the products that are the subject of the 510(k) notification.

          If a manufacturer or distributor of medical devices cannot establish that a proposed device is substantially equivalent to a legally marketed device, the manufacturer or distributor must seek premarket approval of the proposed device through submission of a PMA application. A PMA application must be supported by extensive data, including preclinical and clinical trial data, as well as extensive literature to prove the safety and effectiveness of the device. Following receipt of a PMA application, if the FDA determines that the application is sufficiently complete to permit a substantive review, the FDA will "file" the application. Under the FDC Act, the FDA has 180 days to review a PMA application, although the review of such an application more often occurs over a protracted time period, and generally takes approximately two years or more from the date of filing to complete.

          The PMA application approval process can be expensive, uncertain and lengthy. A number of devices for which premarket approval has been sought have never been approved for marketing. The review time is often significantly extended by the FDA, which may require more information or clarification of information already provided in the submission. During the review period, an advisory committee likely will be convened to review and evaluate the application and provide recommendations to the FDA as to whether the device should be approved. In addition, the FDA will inspect the manufacturing facility to ensure compliance with the FDA's GMP requirements prior to approval of an application. If granted, the approval of the PMA application may include significant limitations on the indicated uses for which a product may be marketed.

          The Company plans to file a PMA application with the FDA for approval to sell the Perclose systems commercially in the United States when clinical studies are completed. There can be no assurance that the Company will be able to obtain necessary PMA application approvals to market its systems, or any other products, on a timely basis, if at all, and delays in receipt or failure to receive such approvals, the loss of previously received approvals, or failure to comply with existing or future regulatory requirements could have a material adverse effect on the Company's business, financial condition and results of operations.

          The Company is also required to register as a medical device manufacturer with the FDA and state agencies, such as the CDHS and to list its products with the FDA. As such, the Company will be inspected by both the FDA and the CDHS for compliance with the FDA's GMP and other applicable regulations. These regulations require that the Company manufacture its products and maintain its documents in a prescribed manner with respect to manufacturing, testing and control activities. Further, the Company is required to comply with various FDA requirements for design, safety, advertising and labeling. The Company has not yet undergone an FDA GMP inspection. In June 1995, the Company's Menlo Park, California facility was inspected by the CDHS, and the Company was subsequently granted a California medical device manufacturing license.

          The Company is required to provide information to the FDA on death or serious injuries alleged to have been associated with the use of its medical devices, as well as product malfunctions that would likely cause or contribute to death or serious injury if the malfunction were to recur. In addition, the FDA prohibits an approved device from being marketed for unapproved applications. If the FDA believes that a company is not in compliance with the law, it can institute proceedings to detain or seize products, issue a recall, enjoin future violations and assess civil and criminal penalties against the company, its officers and its employees. Failure to comply with the regulatory requirements could have a material adverse effect on the Company's business, financial condition and results of operations.

          The advertising of most FDA-regulated products is subject to both FDA and Federal Trade Commission jurisdiction. The Company also is subject to regulation by the Occupational Safety and Health Administration and by other governmental entities.

          Regulations regarding the manufacture and sale of the Company's products are subject to change. The Company cannot predict what impact, if any, such changes might have on its business, financial condition or results of operations.

          INTERNATIONAL. International sales of the Company's products are subject to the regulatory agency product registration requirements of each country. The regulatory review process varies from country to country. The Company's distributors have obtained regulatory approval in several European countries and Canada and have applied for additional approvals. There can by no assurance, however, that such approvals will be obtained on a timely basis or at all. At this time, the 8F, 9F and 11F Prostar systems and the 6F, 7F, 8F and 6FS Techstar system are being marketed in Germany, France, Canada, the United Kingdom, the Netherlands, South Africa, Spain and Japan under regulatory approvals where required.

          The Company is in the process of implementing policies and procedures which are intended to allow the Company to receive ISO 9001 qualification of its processes. The ISO 9000 series of standards for quality operations have been developed to ensure that companies know the standards of quality to which they must adhere to receive certification. The European Union has promulgated rules which require that medical products receive by mid-1998 the right to affix the CE mark, an international symbol of adherence to quality assurance standards and compliance with applicable European medical device directives. ISO 9000 certification is one of the CE mark certification requirements. Failure to receive the right to affix the CE mark will prohibit the Company from selling its products in member countries of the European Union. There can be no assurance that the Company will be successful in meeting certification requirements.

          The Company, through its Japanese distributor, has received regulatory approval for commercial sale of the Prostar, Prostar Plus and Techstar systems in Japan and intends to commence clinical trials in Japan that will form the basis of an application for reimbursement approvals in the Japanese health care system. The Company's distributor will be responsible for management of clinical trials and obtaining reimbursement approval for the Prostar and Techstar systems in Japan. There can be no assurance such approvals will be obtained in a timely manner or at all.

THIRD-PARTY REIMBURSEMENT

          Market acceptance of the Company's products in international markets may be dependent in part upon the availability of reimbursement within prevailing health care payment systems. Reimbursement and health care payment systems in international markets vary significantly by country. The main types of health care payment systems in international markets are government sponsored health care and private insurance. Countries with government sponsored health care, such as the United Kingdom, have a centralized, nationalized health care system. New devices are brought into the system through negotiations between departments at individual hospitals at the time of budgeting. In most foreign countries, there are also private insurance systems that may offer payments for alternative therapies. Although not as prevalent as in the United States, health maintenance organizations are emerging in certain European countries. Currently, users of the Company's products in Germany have obtained reimbursement from certain private payors. The Company's products have also been purchased by hospitals in nationalized health systems in the United Kingdom and Canada. The Company has received governmental reimbursement approvals for private hospitals in France and intends to undertake clinical studies in Japan to support governmental reimbursement approvals. The Company may not receive reimbursement approvals in Japan in a timely manner, or at all. The Company may seek additional international reimbursement approvals, although there can be no assurance that any such approvals will be obtained in a timely manner, or at all, and failure to receive additional international reimbursement approvals could have an adverse effect on market acceptance of the Company's products in the international markets in which such approvals are sought.

          In the United States, health care providers, such as hospitals and physicians, that purchase medical devices such as the Company's products, generally rely on third-party payors, principally federal Medicare, state Medicaid and private health insurance plans, to reimburse all or part of the cost of therapeutic and diagnostic catheterization procedures. Reimbursement for catheterization procedures performed using devices that have received FDA approval has generally been available in the United States. The Company anticipates that in a prospective payment system, such as the DRG system utilized by Medicare, and in many managed care systems used by private health care payors, the cost of the Company's products will be incorporated into the overall cost of the procedure and that there will be no separate, additional reimbursement for the Company's products. The Company anticipates that hospital administrators and physicians will justify the additional cost of an arterial access site closure device by the attendant cost savings and clinical benefits derived from the use of the Company's products.

          Separate reimbursement for the Company's products is not expected to be available in the United States and there can be no assurance that reimbursement for the Company's products will be available in international markets under either governmental or private reimbursement systems.
Furthermore, the Company could be adversely affected by changes in reimbursement policies of governmental or private health care payors, particularly to the extent any such changes affect reimbursement for therapeutic or diagnostic catheterization procedures in which the Company s products are used. Failure by physicians, hospitals and other users of the Company's products to obtain sufficient reimbursement from health care payors for procedures in which the Company's products are used or adverse changes in governmental and private third party payors' policies toward reimbursement for such procedures would have a material adverse effect on the Company's business, financial condition and results of operations.

PRODUCT LIABILITY AND INSURANCE


          The Company's business involves the risk of product liability claims. The Company has not experienced any product liability claims to date. Although the Company maintains product liability insurance with coverage limits of $1.0 million per occurrence and an annual aggregate maximum of $1.0 million, there can be no assurance that product liability claims will not exceed such insurance coverage limits, which could have a material adverse effect on the Company, or that such insurance will be available on commercially reasonable terms or at all.

EMPLOYEES

          As of May 31, 1996, the Company had 89 full-time employees. Approximately 11 persons are engaged in research and development activities, 48 persons are engaged in manufacturing and manufacturing engineering, nine persons are engaged in quality assurance and regulatory affairs, 14 persons are engaged in sales and marketing and seven persons are engaged in general and administrative functions. No employees are covered by collective bargaining agreements, and the Company believes it maintains good relations with its employees. The Company is dependent upon a number of key management and technical personnel, and the loss of services of one or more key employees would have a material adverse effect on the Company.

ADDITIONAL RISK FACTORS

          LIMITED OPERATING HISTORY. The Company has a limited history of operations. Since its inception in March 1992, the Company has been primarily engaged in research and development of its percutaneous arterial access site closure products. The Company has generated only limited revenues from international sales in certain markets, which sales commenced in December 1994, and does not have experience in manufacturing, marketing or selling its products in quantities necessary for achieving profitability. There can be no assurance that the Company's product systems will be further commercialized or that the Company will achieve significant revenues from either international or United States sales. In addition, there can be no assurance that the Company will achieve or sustain profitability in the future.

          HISTORY OF LOSSES AND EXPECTATION OF FUTURE LOSSES. The Company has experienced significant operating losses since inception and, as of March 31, 1996, had an accumulated deficit of $18.4 million. The development and further commercialization of the Company's current products and other new products, if any, will require substantial development, clinical, regulatory, manufacturing and other expenditures. The Company expects its operating losses to continue for at least the next two years as it continues to expend substantial resources in funding clinical trials in support of regulatory and reimbursement approvals, expansion of manufacturing, marketing and sales activities and research and development.

          FLUCTUATIONS IN OPERATING RESULTS. The Company's results of operations may fluctuate significantly from quarter to quarter and will depend upon numerous factors, including actions relating to regulatory and reimbursement matters, progress of clinical trials, the extent to which the Company's products gain market acceptance, introduction of alternative means for arterial access site closure and competition. Results of operations will also be affected by the timing of orders received from distributors, the extent to which the Company expands its international distribution network and the ability of distributors to effectively promote the Company's products.

          DEPENDENCE UPON INTERNATIONAL OPERATIONS AND SALES. All of the Company's product sales to date have been outside the United States, and the Company anticipates that substantially all of its revenues will be derived from international sales until such time, if at all, as its products are approved for sale in the United States. The Company relies on contract manufacturers in Europe for final assembly, sterilization, testing, packaging and shipment of products sold internationally. The Company markets and sells its products outside the United States primarily through a network of international distributors, and the Company's international sales are largely dependent on the marketing efforts of, and sales by, these distributors. Sales through distributors and use of international contract manufacturers are subject to several risks, including the risk of financial instability of distributors or contract manufacturers, the risk of manufacturing and quality control problems with contract manufacturers and the risk that distributors will not effectively promote the Company's products. Loss or termination of distribution relationships could have a material adverse affect on the Company's international sales efforts and could result in the Company repurchasing unsold inventory from former distributors by virtue of local laws applicable to distribution relationships, provisions of distribution agreements or negotiated settlements entered into with such distributors.

          A number of risks are inherent in international operations and transactions. International sales and operations may be limited or disrupted by the imposition of government controls, export license requirements, political instability, trade restrictions, changes in tariffs, difficulties in staffing, coordinating communications among and managing international operations. Additionally, the Company's business, financial condition and results of operations may be adversely affected by fluctuations in international currency exchange rates as well as increases in duty rates, difficulties in obtaining export licenses, constraints on its ability to maintain or increase prices, and competition. There can be no assurance that the Company will be able to successfully commercialize the Prostar or Techstar system or any future product in any international market.

          LIMITED SALES AND MARKETING EXPERIENCE. The Company has only limited experience marketing and selling the Prostar and Techstar systems, and does not have experience marketing and selling its products in commercial quantities. The Company currently has a limited network of distributors that cover certain European countries, Japan and Canada. Should the Company receive FDA approval to market its products in the United States, the Company intends to establish a direct sales force. Establishing marketing and sales capability sufficient to support sales in commercial quantities will require significant resources, and there can be no assurance that the Company will be able to recruit and retain direct sales personnel or that future sales efforts of the Company will be successful.

          RISK OF INADEQUATE FUNDING. The Company plans to continue to expend substantial funds for clinical trials in support of regulatory and reimbursement approvals, expansion of sales and marketing activities, research and development, and establishment of commercial-scale manufacturing capabilities. The Company may be required to expend greater-than-anticipated funds if unforeseen difficulties arise in the course of clinical trials of the Perclose systems, in connection with obtaining necessary regulatory and reimbursement approvals or in other aspects of the Company's business. Although the Company believes that the proceeds from this offering together with the Company's current cash balances and cash generated from the future sale of products will be sufficient to meet the Company's operating and capital requirements through calendar 1997, there can be no assurance that the Company will not require additional financing within this time frame. The Company's future liquidity and capital requirements will depend upon numerous factors, including the progress of the Company's clinical trials, actions relating to regulatory and reimbursement matters, the costs and timing of expansion of marketing, sales, manufacturing and product development activities, the extent to which the Company's products gain market acceptance, and competitive developments. Any additional required financing may not be available on satisfactory terms, if at all. Future equity financings may result in dilution to the holders of the Company's Common Stock.

          PRODUCT LIABILITY AND RECALL RISK; LIMITED INSURANCE COVERAGE. The manufacture and sale of medical products entail significant risk of product liability claims or product recalls. There can be no assurance that the Company's existing insurance coverage limits are adequate to protect the Company from any liabilities it might incur in connection with the clinical trials or sales of its products. In addition, the Company may require increased product liability coverage as its products are commercialized. Such insurance is expensive and in the future may not be available on acceptable terms, if at all. A successful product liability claim or series of claims brought against the Company in excess of its insurance coverage, or a recall of the Company's products, could have a material adverse effect on the Company's business, financial condition and results of operations.

          DEPENDENCE UPON KEY PERSONNEL. The Company is dependent upon a number of key management and technical personnel. The loss of the services of one or more key employees would have a material adverse effect on the Company. The Company's success will also depend on its ability to attract and retain additional highly qualified management and technical personnel. The Company faces intense competition for qualified personnel, many of whom are often subject to competing employment offers, and there can be no assurance that the Company will be able to attract and retain such personnel. Furthermore, the Company relies on the services of several medical and scientific consultants, all of whom are employed on a full-time basis by hospitals or academic or research institutions. Such consultants are therefore not available to devote their full time or attention to the Company's affairs.

          POSSIBLE VOLATILITY OF STOCK PRICE. The stock market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the market price of the Company's Common Stock. In addition, the market price of the shares of Common Stock is likely to be highly volatile. Factors such as fluctuations in the Company's operating results, announcements of technological innovations or new products by the Company or its competitors, FDA and international regulatory actions, actions with respect to reimbursement matters, developments with respect to patents or proprietary rights, public concern as to the safety of products developed by the Company or others, changes in health care policy in the United States and internationally, changes in stock market analyst recommendations regarding the Company, other medical device companies or the medical device industry generally and general market conditions may have a significant effect on the market price of the Common Stock.


ITEM 2.   PROPERTIES

          The Company leases an approximately 20,000 square foot facility in Menlo Park, California. This facility includes an environmentally controlled, class 10,000 clean room for device assembly together with warehouse, laboratory and office space. The facility is leased through August 1998. The Company believes its facilities are adequate to meet its current and reasonably anticipated future requirements.


ITEM 3.   LEGAL PROCEEDINGS

          The Company is not party to any legal proceedings.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not applicable.

                                     PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

          The Company's Common Stock is traded on the NASDAQ National Market (ticker symbol PERC). The number of record holders of the Company's Common Stock at May 31, 1996 was 197. The Company has not paid any dividends since its inception and does not intend to pay any dividends in the foreseeable future.

          The Company completed an initial public offering of 2,500,000 shares of Common Stock in November 1995. Prior to the initial public offering, the Company's Common Stock was not publicly traded.

          Quarterly high and low stock prices are as follows:

                    Quarter Ended                           High        Low
          ----------------------------------------        --------    --------
          December 31, 1995 (from November 7, 1995)       $ 19 1/8    $ 12 3/4
          March 31, 1996                                    26 1/4      15


ITEM 6.   SELECTED FINANCIAL DATA

          The information required by this item is incorporated by reference to the portion of the Registrant's 1996 annual report to stockholders entitled "Selected Financial Data" and included in Exhibit 13.1 to this report.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The information required by this item is incorporated by reference to the portion of the Registrant's 1996 annual report to stockholders entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and included in Exhibit 13.1 to this report.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The information required by this item is incorporated by reference to the portion of the Registrant's 1996 annual report to stockholders entitled "Financial Statements" and included in Exhibit 13.1 to this report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          Not applicable.

                                    PART III


          Certain information required by Part III is omitted from this Report on Form 10-K in that the Registrant will file a definitive proxy statement within 120 days after the end of its fiscal year pursuant to Regulation 14A with respect to the 1996 Annual Meeting of Stockholders (the "Proxy Statement") to be held September 24, 1996 and certain information included therein is incorporated herein by reference.


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          The information required by this item relating to directors is incorporated by reference to the information under the caption "Proposal No. 1
- -- Election of Directors" in the Proxy Statement.

          The executive officers of the Registrant, who are elected by the board of directors, are as follows:


          Name           Age                      Position
- ----------------------   ---   -------------------------------------------------
Henry A. Plain, Jr.       38   President, Chief Executive Officer and Director
Randolph E. Campbell      39   Vice President of Operations
Jeffrey M. Closs          35   Vice President of International Sales and
                               Marketing, General Manager, Europe
Ronald W. Songer          38   Vice President of Research and Development
Kenneth E. Ludlum         43   Vice President of Finance and Administration and
                               Chief Financial Officer

          MR. PLAIN joined Perclose in February 1993 as President and Chief Executive Officer and a member of the Company's board of directors. From 1981 until joining the Company, Mr. Plain held various management positions in the pharmaceutical, agricultural and medical device units of Eli Lilly and Company ("Lilly"), a diversified pharmaceutical and medical products company, serving most recently as Director of Worldwide Manufacturing Human Resources from November 1992 to February 1993. Mr. Plain served as Director of Marketing at DVI from June 1991 to November 1992 and as Human Resource Manager at DVI from February 1990 through June 1991. Mr. Plain holds a B.S. in Finance from the University of Missouri.

          MR. CAMPBELL joined the Company in January 1994 as Vice President of Operations. From 1986 until joining the Company, Mr. Campbell held various management positions at DVI, serving most recently as Director of Manufacturing Engineering from 1992 to 1994 and previously as Director of Product Development from 1990 to 1992. Mr. Campbell holds a B.S. in Chemical Engineering from the University of California at Berkeley.

          MR. CLOSS joined Perclose in January 1994 as Vice President of International Sales and Marketing and General Manager, Europe. From 1991 until joining the Company, Mr. Closs was Director of Sales and Marketing, Europe, Middle East and Africa for DVI. From June 1985 to May 1991, Mr. Closs held positions in sales and marketing with the Bentley Laboratories Division of Baxter Healthcare Corporation. Mr. Closs holds a B.A. in Psychology from the University of California at Los Angeles and an M.B.A. from Emory University.

          MR. SONGER joined Perclose in April 1993 as Vice President of Research and Development. From 1990 until joining Perclose, Mr. Songer was Director of Catheter Systems Research and Development for The Spectranetics Corporation, a manufacturer of laser atherectomy systems. Prior to joining Spectranetics, Mr. Songer was Manager of Research and Development for the movable wire systems unit of ACS. Mr. Songer holds a B.S. in Nuclear Engineering from the University of California at Santa Barbara and an M.S. in Mechanical Engineering from the University of California at Berkeley.

          MR. LUDLUM joined Perclose as Vice President of Finance and Administration and Chief Financial Officer in May 1996. From November 1995 until joining Perclose, Mr. Ludlum was an independent business and financial consultant to health care and high growth companies. From November 1993 to November 1995, Mr. Ludlum was Vice President, Finance & Administration and Chief Financial Officer of RiboGene, Inc., a biopharmaceutical company. From December 1991 to November 1993, Mr. Ludlum was Vice President, Finance and Administration, Treasurer, Chief Financial Officer and Secretary to the Board of Directors of Alteon Inc., a publicly traded biopharmaceutical company devoloping therapies for diabetes. From

1986 to December 1991, Mr. Ludlum held various positions with Montgomery Securities, most recently as a Partner in the health care finance group. Mr. Ludlum holds a B.S. in business from Lehigh University and an M.B.A. from Columbia Business School.


ITEM 11.  EXECUTIVE COMPENSATION

          The information required by this item is incorporated by reference to the information under the caption "Executive Compensation" in the Proxy Statement.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The information required by this item is incorporated by reference to the information under the caption "Record Date and Stock Ownership" in the Proxy Statement.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The information required by this item is incorporated by reference to the information under the caption "Certain Transactions" in the Proxy Statement.

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

          (a)  1.   FINANCIAL STATEMENTS

                    The following Financial Statements of Perclose, Inc. and Report of Ernst & Young LLP, Independent Auditors are incorporated by reference in the respective portions of the Registrant's 1996 annual report to stockholders included in
                    Exhibit 13.1 to this report:

                         Report of Ernst & Young LLP, Independent Auditors

                         Balance Sheets, March 31, 1996 and 1995

                         Statements of Operations, Years Ended March 31, 1996, 1995 and 1994

                         Statement of Stockholders' Equity, Years Ended March 31, 1996, 1995 and 1994

                         Statements of Cash Flows, Years Ended March 31, 1996, 1995 and 1994

                         Notes to Financial Statements

               2.   FINANCIAL STATEMENT SCHEDULES

                    The financial statement schedule entitled "Valuation and Qualifying Accounts" is included at page S-1 of this Form 10-K.

                    All other schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or the notes thereto.

               3.   EXHIBITS

                    Refer to (c) below.

          (b)  REPORTS ON FORM 8-K

               The Company was not required to and did not file any reports on Form 8-K during the three months ended March 31, 1996.

          (c)  EXHIBITS


EXHIBIT
  NO.                                   DESCRIPTION
- -------    ---------------------------------------------------------------------
 3.1(1)    Articles of Incorporation of Perclose, Inc., a California
           corporation, as currently in effect.
 3.2(1)    Certificate of Incorporation of Perclose, Inc., a Delaware
           corporation, as in effect immediately following reincorporation.
 3.3(1) Form of Restated Certificate of Incorporation of the Company to be filed after the closing of the offering made under this Registration Statement.
 3.4(1)    Bylaws of the Registrant, as currently in effect.
 3.5(1) Bylaws of the Registrant, as in effect immediately following reincorporation.
 4.1(1)    Specimen Common Stock Certificate.
10.1(1) Form of Indemnification Agreement between the Company and each of its directors and officers.
10.2(1)    1992 Stock Plan and form of Stock Option Agreement thereunder.

EXHIBIT
  NO.                                   DESCRIPTION
- -------    ---------------------------------------------------------------------
10.3(1)    1995 Director Option Plan.
10.4(1)    1995 Employee Stock Purchase Plan and forms of agreements thereunder.
10.5(1) Lease dated July 6, 1993 between Registrant and the David D. Bohanon Organization for facility located at 199 Jefferson Drive, Menlo Park, California, as amended by First Amendment to Lease dated January 31, 1994.
10.6(1) Loan and Security Agreement dated September 29, 1994 between the Registrant, Silicon Valley Bank and MMC/GATX Partnership No. I, as amended by Loan Modification Agreement.
10.7(1) Shareholder Rights Agreement dated August 23, 1995 between the Registrant and certain holders of the Registrant's securities.
10.8(1) Employment Agreement dated March 28, 1995 between the Registrant and Steve Van Dick.
10.9(1)    Agreement dated March 30, 1993 between the Registrant and LocalMed,
           Inc.
11.1       Calculation of earnings per share.
13.1       Portions of Annual Report to Stockholders Incorporated by Reference.
23.1       Consent of Ernst & Young LLP, Independent Auditors.
24.1(1)    Power of Attorney.
27.1       Financial Data Schedule.
- --------------------
(1)  Filed as an Exhibit to the Company's Registration Statement on Form S-1
     (File No.  33-97128) and incorporated herein by reference.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              PERCLOSE, INC.


                                   By:            /s/ HENRY A. PLAIN, JR.
                                      ------------------------------------------
                                                  Henry A. Plain, Jr.,
                                         PRESIDENT AND CHIEF EXECUTIVE OFFICER

     KNOW ALL MEN AND WOMEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Henry A. Plain, Jr. and Kenneth E. Ludlum, jointly and severally, his or her attorneys-in-fact, and each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue thereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

           SIGNATURE                          TITLE                   DATE
- ---------------------------------  -----------------------------  --------------


     /s/ HENRY A. PLAIN, JR.       President, Chief Executive     June 28, 1996
- ---------------------------------  Officer and Director
       Henry A. Plain, Jr.         (Principal Executive Officer)

     /s/ KENNETH E . LUDLUM        Vice President and Chief       June 28, 1996
- ---------------------------------  Financial Officer (Principal
        Kenneth E. Ludlum          Financial and Accounting
                                   Officer)

    /s/ ROBERT C. BELLAS, JR.      Director                       June 28, 1996
- ---------------------------------
      Robert C. Bellas, Jr.

      /s/ VAUGHN D. BRYSON         Director                       June 28, 1996
- ---------------------------------
        Vaughn D. Bryson

    /s/ TOMOAKI HINOHARA, M.D.     Director                       June 28, 1996
- ---------------------------------
       Tomoaki Hinohara, M.D.

 /s/ JOHN B. SIMPSON, PH.D., M.D.  Director                       June 28, 1996
- ---------------------------------
   John B. Simpson, Ph.D., M.D.

     /s/ JAMES W. VETTER, M.D.     Director                       June 28, 1996
- ---------------------------------
       James W. Vetter, M.D.

         /s/ MARK A. WAN           Director                       June 28, 1996
- ---------------------------------
            Mark A. Wan

                                 PERCLOSE, INC.

- --------------------------------------------------------------------------------

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 MARCH 31, 1996




                                              BALANCE AT
                                               BEGINNING                                   BALANCE AT
                                               OF PERIOD     ADDITIONS     DEDUCTIONS     END OF PERIOD
                                              ----------     ---------     ----------     -------------
March 31, 1995

     Allowance for doubtful accounts            $     0        $40,000        $     0        $40,000

March 31, 1996

     Allowance for doubtful accounts            $40,000        $20,000        $40,000        $20,000


                                  EXHIBIT INDEX



EXHIBIT
  NO.                                   DESCRIPTION
- -------     --------------------------------------------------------------------

 11.1       Statement Re: Computation of Per Share Losses

 13.1       Portions of Annual Report to Stockholders Incorporated by Reference.

 23.1       Consent of  Ernst & Young LLP, Independent Auditors.

 27.1       Financial Data Schedule.