Form 10-Q
period 1996-06-30
PERCLOSE INC
filed 1996-08-14
CIK 934438

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                      Form 10-Q


   X   Quarterly report pursuant to Section 13 or 15(d) of the Securities
- -------
       Exchange Act of 1934.

                     FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                                          or

      Transition report pursuant to Section 13 or 15(d) of the Securities
- -------
       Exchange Act of 1934.

    For the transition period from               to        .
                                  ---------------  --------


                                Commission File Number
                                       0-26890


                                    Perclose, Inc.
                                    --------------
                (Exact Name of Registrant as Specified in Its Charter)


                 Delaware                           94-3154669
                 --------                           ----------
         (State or Other Jurisdiction of         (I.R.S. Employer
         Incorporation or Organization)          Identification No.)


       199 Jefferson Drive, Menlo Park, CA          94025-1114
       -----------------------------------          ----------
     (Address of Principal Executive Offices)        (Zip Code)

    Registrant's telephone, including area code: (415) 473-3100

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.
                   (Item 1)     Yes    X     No
                                    -------    ------
                   (Item 2)     Yes    X     No
                                    -------    -----

As of July 26, 1996, there were 9,493,986 shares of the Registrant's Common Stock outstanding.


Exhibit Index on page:  15
Total number of pages:  17

                                    PERCLOSE, INC.

                                        INDEX



PART I.  FINANCIAL INFORMATION                                    PAGE NO.
                                                                  --------


    Item 1.  Financial Statements

         Balance Sheets as of June 30, 1996 and
              March 31, 1996                                         3

         Statements of Operations for the three
              months ended June 30, 1996 and 1995                    4

         Statements of Cash Flows for the three months
              ended June 30, 1996 and 1995                           5


    Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations              9



PART II.  OTHER INFORMATION                                          13


SIGNATURES                                                           14


EXHIBIT INDEX                                                        15

                                    PERCLOSE, INC.
                                    BALANCE SHEETS

                                                     June 30,       March 31,
                                                      1996            1996
                                                 --------------   -------------
                                                   (unaudited)

                                        ASSETS

Current assets:
  Cash and cash equivalents                    $  9,501,830       $  9,803,777
  Short-term investments                         26,425,295         28,052,742
  Accounts receivable                             1,252,556            920,217
  Inventories                                       541,644            529,606
  Other receivables                                  81,933              3,212
  Prepaid expenses                                  218,349            274,364
                                                -----------        -----------
     Total current assets                        38,021,607         39,583,918

Equipment and leasehold improvements              2,317,547          2,050,475
  Less accumulated depreciation                  (1,207,551)        (1,068,353)
                                                -----------        -----------
                                                  1,109,996            982,122

Other assets                                        495,821            350,421
                                                -----------        -----------
Total assets                                   $ 39,627,424       $ 40,916,461
                                                -----------        -----------
                                                -----------        -----------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                             $    279,549       $    317,222
  Accrued compensation                              354,589            413,840
  Accrued license fee                               191,563            188,750
  Other accrued expenses                            952,335            629,253
  Current portion of notes payable                  364,867            356,153
                                                -----------        -----------
     Total current liabilities                    2,142,903          1,905,218

Long-term portion of notes payable                  415,145            510,789

Stockholders' equity:
  Convertible preferred stock, no par value               -                  -
  Common stock, $0.001 par value                      9,485              9,502
  Additional paid-in capital                     57,139,915         57,372,411
  Accumulated deficit                           (19,856,937)       (18,436,607)
  Deferred compensation                            (223,087)          (444,852)
                                                -----------        -----------
Total stockholders' equity                       37,069,376         38,500,454
                                                -----------        -----------
Total liabilities and stockholders' equity     $ 39,627,424       $ 40,916,461
                                                -----------        -----------
                                                -----------        -----------

See accompanying notes.

                                    PERCLOSE, INC.
                               STATEMENT OF OPERATIONS
                                     (unaudited)

                                                        Three Months Ended
                                                             June 30,
                                                -------------------------------
                                                    1996               1995
                                                ------------       ------------


Net revenues, product sales                     $ 1,500,175        $  165,623

Operating expenses:
   Cost of goods sold, including
       manufacturing start-up expenses
       in 1995                                    1,162,039          1,072,787
   Research and development                       1,064,964            727,296
   Marketing, general, and administrative         1,183,392            884,738
                                               ------------       ------------
     Total operating expenses                     3,410,395          2,684,821
                                               ------------       ------------

Loss from operations                             (1,910,220)        (2,519,198)

Interest income                                     469,303            100,929
Interest expense                                    (30,988)           (29,937)
                                               ------------       ------------
                                                    438,315             70,992
                                               ------------       ------------

Net loss                                        $(1,471,905)       $(2,448,206)
                                               ------------       ------------
                                               ------------       ------------

Net loss per share                              $     (0.15)
                                               ------------
                                               ------------

Shares used in computing
     net loss per share                           9,498,871
                                               ------------
                                               ------------


Pro forma net loss per share                                       $     (0.38)
                                                                  ------------
                                                                  ------------


Shares used in computing pro
     forma net loss per share                                        6,449,583
                                                                  ------------
                                                                  ------------

See accompanying notes.

                                    PERCLOSE, INC.
                               STATEMENT OF CASH FLOWS
                                     (unaudited)

                                                    Three Months Ended
                                                           June 30,
                                               --------------------------------
                                                  1996               1995
                                               ------------        ------------
OPERATING ACTIVITIES
   Net loss                                    $ (1,471,905)       $(2,449,379)
   Adjustments to reconcile net loss to net
    cash used in operating activities:
      Depreciation                                  139,198            182,054
      Deferred compensation amortization             28,391             25,450
   Changes in operating assets and liabilities:
      Accounts receivable                          (332,339)            65,799
      Inventory                                     (12,038)            17,910
      Other receivables                             (78,721)            (2,485)
      Prepaid expenses                               56,015             47,274
      Accounts payable                              (37,673)          (191,689)
      Accrued expenses                              266,643           (191,005)
                                               ------------        ------------
          Net cash provided by (used in)
          operating activities                   (1,442,429)        (2,496,071)

INVESTING ACTIVITIES
   Purchases of short-term investments           (5,163,684)                 -
   Proceeds from sales and maturities of
    short-term investments                         6,842,708         1,479,222
   Purchases of equipment and improvements         (267,073)          (142,651)
   Other assets                                    (145,400)            (9,714)
                                               ------------        ------------
          Net cash provided by (used in)
          investing activities                    1,266,551          1,326,857

FINANCING ACTIVITIES
   Principal payments under capital lease
             obligations and notes payable          (86,930)           (71,014)
   Proceeds from borrowing on notes payable               -            107,682
   Proceeds from issuance of convertible
    preferred stock                                       -                  -
   Proceeds from issuance of common stock             8,257             67,078
   Repurchase of common stock                       (47,396)                 -
                                               ------------        -----------
          Net cash provided by (used in)
          financing activities                     (126,069)           103,746

     Net increase (decrease) in cash and cash
     equivalents                                   (301,947)        (1,065,468)

     Cash and cash equivalents at beginning
     of period                                    9,803,777          3,743,592
                                               ------------        ------------
     Cash and cash equivalents at end of
     period                                   $   9,501,830      $   2,678,124
                                               ------------        ------------
                                               ------------        ------------

See accompanying notes.

                                    PERCLOSE, INC.
                            NOTES TO FINANCIAL STATEMENTS
                                    June 30, 1996
                                     (Unaudited)


Note 1.  Basis of Presentation

    The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

    The operating results of the interim periods presented are not necessarily indicative of the results for the year ending March 31, 1997 or for any future interim period. The accompanying financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended March 31, 1996 included in the Company's Annual Report on Form 10-K as filed with the Securities Exchange Commission.

    Beginning with fiscal 1995, the Company's fiscal year ends on the last Friday in March. The Company's fiscal quarters end on the Friday closest to the end of each calendar quarter. The three months shown as having ended June 30, 1996 and 1995 actually ended on June 28, 1996 and June 30, 1995, respectively. For ease of presentation, the accompanying financial statements have been shown as ending on the last day of the calendar month.

Note 2.  Available-for-Sale Securities

    At June 30, 1996 and March 31, 1996, all debt securities are designated as available-for-sale. Available-for-sale securities are carried at fair value with unrealized gains and losses, net of tax, reported in stockholders' equity. The amortized cost of available-for-sale debt securities is adjusted for the amortization of premiums and the accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in interest income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.

                                    PERCLOSE, INC.
                            NOTES TO FINANCIAL STATEMENTS
                                    June 30, 1996
                                     (Unaudited)

The following is a summary of available-for-sale securities at June 30, 1996:

                                 Amortized  Gross Unrealized  Estimated Fair
                                   Cost         Losses          Value
                               -----------     --------      -----------
Obligations of federal
   government agencies         $ 2,966,859     $      -      $ 2,966,859
Corporate obligations,
   principally commercial
   paper and corporate notes    31,032,565       76,257       30,956,308
                               -----------     --------      -----------
                               $33,999,424     $ 76,257      $33,923,167
                               -----------     --------      -----------
                               -----------     --------      -----------
Amounts included in
   short-term investments      $26,501,552     $ 76,257      $26,425,295
Amount included in cash
   and cash equivalents          7,497,872            -        7,497,872
                               -----------     --------      -----------
                               $33,999,424     $ 76,257      $33,923,167
                               -----------     --------      -----------
                               -----------     --------      -----------

The following is a summary of available-for-sale securities at March 31, 1996:

                                 Amortized  Gross Unrealized  Estimated Fair
                                   Cost         Losses          Value
                               -----------     --------      -----------
Obligations of federal
   government agencies         $ 2,966,642     $      -      $ 2,966,642
Corporate obligations,
   principally commercial
   paper and corporate notes    33,180,046      127,833       33,052,213
                               -----------     --------      -----------
                               $36,146,688     $127,833      $36,018,855
                               -----------     --------      -----------
                               -----------     --------      -----------
Amounts included in
   short-term investments      $28,180,575     $127,833      $28,052,742
Amount included in cash
   and cash equivalents          7,966,113            -        7,966,113
                               -----------     --------      -----------
                               $36,146,688     $127,833      $36,018,855
                               -----------     --------      -----------
                               -----------     --------      -----------

During the three months ended June 30, 1996 there were no sales of available-for-sale securities for gross realized gains or losses. Available-for-sale debt securities at June 30, 1996 by contractual maturity are shown below:
                                                           Estimated Fair
                                                               Value
                                                           --------------
Due in one year or less                                      $29,817,985
Due after one to two years                                   $ 4,105,182
                                                           --------------
                                                             $33,923,167
                                                           --------------
                                                           --------------

    There were no realized gains or losses for fiscal year 1996. Securities mature through February 1998.

Note 3.  Inventories

    Inventories consist of the following:

                                        June 30,      March 31,
                                         1996          1996
                                       ---------    -----------
              Raw materials            $ 160,950    $   226,808
              Work-in-process            377,398        197,583
              Finished goods               3,296        105,215
                                         -------    -----------
                                       $ 541,644    $   529,606
                                         -------    -----------
                                         -------    -----------

                                    PERCLOSE, INC.
                            NOTES TO FINANCIAL STATEMENTS
                                    June 30, 1996
                                     (Unaudited)


Note  4.  Net Loss Per Share

    Except as noted below, net loss per share is computed using the weighted average number of common shares outstanding. Common equivalent shares from stock options and convertible preferred stock are excluded from the computation as their effect is antidilutive except that, pursuant to the Securities and Exchange Commission Staff Accounting Bulletins, common and common equivalent shares issued during the period beginning twelve months prior to the Company's November 1995 initial public offering at prices substantially below the initial public offering price have been included in the calculation as if they were outstanding for all periods presented prior to the effective date of the Company's initial public offering (using the treasury stock method at the initial offering price for stock options and the if-converted method for convertible preferred stock).

    Pro forma net loss per share for the three months ended June 30, 1995 has been computed as described above and also gives effect to the conversion of convertible preferred stock not included above that automatically converted upon completion of the Company's initial public offering from the original date of issuance.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

    Since its inception in March 1992, the Company has been engaged in the design, development, clinical testing, manufacture and sale of a family of suture-based percutaneous arterial access site closure systems known as the Prostar, Techstar and Prostar Plus systems. The Company's products are designed to close the puncture made in the femoral artery during catheter-based therapeutic and diagnostic cardiology procedures. The Company has received regulatory approvals where required to market certain of its Prostar, Techstar and Prostar Plus systems in several markets in Europe, Canada and Japan.

    The Company recently filed a 510(k) application with the United States Food and Drug Administration ("FDA") for clearance of its Prostar Systems for sale in the United States. An IDE clinical trial for the Techstar Systems has recently been completed and, following data analysis, the Company plans to submit a 510(k) application for clearance of the Techstar Systems for sale in the United States.

RESULTS OF OPERATIONS

Three months ended June 30, 1996 and 1995

    Net revenues of $1,500,000 in the three months ended June 30, 1996 compared with net revenues of $166,000 in the three months ended June 30, 1995 and were the result of Prostar, Techstar and Prostar Plus shipments to international distributors, with 56% and 30% of the sales attributable to the Company's German and French distributor, respectively. The increased revenues were attributable to the introduction of the Techstar and Prostar Plus systems during the latter part of fiscal year 1995 and the resulting higher volumes of those units shipped in the three months ended June 30, 1996.

    Cost of goods sold, including manufacturing start-up costs in 1995, increased modestly to $1,162,000 in the three months ended June 30, 1996 from $1,073,000 in the three months ended June 30, 1995. The modest increase reflects the manufacturing infrastructure that was put in place in 1995 that was needed to prepare for the manufacture of higher volumes of products in 1996.

    Research and development expenses increased 46% to $1,065,000 for the three months ended June 30, 1996 from $727,000 in the comparable prior year period. This increase was primarily a result of additional personnel required for new product development of the Company's Prostar Plus and Techstar systems and the costs associated with the U.S. Prostar clinical study.

    Marketing, general and administrative expenses increased 34% to $1,183,000 in the three months ended June 30, 1996 from $885,000 in the three months ended June 30, 1995. The increase was primarily due to increases in personnel and costs associated with the expansion of the Company's European branch office, marketing expenditures, physician training expenses related to the international commercial introduction of the Techstar and Prostar Plus systems and increased administrative personnel in the United States.

    Interest and other income increased to $469,000 for the three months ended June 30, 1996 from $101,000 for the three months ended June 30, 1995 primarily as a result of higher cash balances from the Company's initial public offering. Interest expense remained approximately level at $31,000 for the three months ended June 30, 1996 compared with $30,000 for the three months ended June 30, 1995 due to a leveling off of capital expenditures, and thus the financing associated with capital expenditures, after the year ago period.

Income Taxes

    The Company has incurred only state minimum taxes since inception, which are included in general and administrative expenses. The Company has incurred net losses in prior fiscal years and expects to incur a net loss in the current fiscal year. The Company has not generated any net income to date and therefore has not paid any federal taxes since its inception.

    Realization of deferred tax assets is dependent on future earnings, if any, the timing and amount of which are uncertain. Accordingly, a valuation allowance has been established in an amount equal to the net deferred assets of the Company to reflect these uncertainties.

LIQUIDITY AND CAPITAL RESOURCES

    Perclose has financed its operations primarily through the sale of equity securities and, to a lesser extent, through an equipment credit and loan agreement and product sales. From inception through June 30, 1996, Perclose raised $22.7 million in net proceeds of private equity financings and stock option exercises, $34.1 million in an initial public offering of common stock and $1.3 million in borrowings under an equipment credit facility.

    During the three month periods ended June 30, 1996 and 1995, the Company used cash to fund operations of $1.4 million and $2.5 million, respectively. The changes in cash used in operations were due primarily to higher expenses associated with increased research and development activities, initiation of marketing and sales activities in international markets, increased general and administrative expenses to support increased operations and purchases of inventory to support international sales. The Company's expenditures for equipment and improvements have aggregated $2.3 million since inception.

    The Company's principal source of liquidity at June 30, 1996 consists of cash, cash equivalents and short-term investments of $35.9 million.

    The Company anticipates that its operating losses will continue for at least the next two years since it plans to expend substantial resources in funding clinical trials in support of regulatory approvals, and continues to expand research and development and marketing and sales activities. Although Perclose believes that current cash balances and short-term investments along with cash generated from the future sales of products will be sufficient to meet the Company's operating and capital requirements through calendar 1997, there can be no assurance that the Company will not require additional financing within this time frame. There can be no assurance that additional financing, if required, will be available on satisfactory terms or at all. In any event, Perclose may in the future seek to raise additional funds through bank facilities, debt or equity offerings or other sources of capital. Perclose's future liquidity and capital requirements will depend on numerous factors, including progress of the Company's clinical trials, actions relating to regulatory and reimbursement matters, the costs and timing of expansion of marketing, sales, manufacturing and product development activities, the extent to which the Company's products gain market acceptance, and competitive developments.

FACTORS AFFECTING OPERATING RESULTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's future results from operations could vary significantly as a result of the factors described in this section.

The clinical data obtained to date on the Prostar, Techstar and Prostar Plus systems are insufficient to demonstrate the safety and efficacy of these products under applicable FDA regulatory guidelines. There can be no assurance that the Company's products will prove to be safe and effective in United States clinical trials under applicable regulatory guidelines. In addition, the clinical trials may identify significant technical or other obstacles to be overcome prior to obtaining necessary United States regulatory or United States and further international reimbursement approvals. If the Prostar, Techstar and Prostar Plus systems do not prove to be safe and effective in United States clinical trials or if the Company is otherwise unable to commercialize these products successfully in the United States, the Company's business, financial condition and results of operations could be materially and adversely affected.

    The Prostar, Techstar and Prostar Plus systems are currently the Company's only products. These products will require additional development, clinical trials and regulatory approvals before they can be marketed in the United States. The Company has filed a 510(k) premarket clearance notification for the Prostar systems with the FDA and anticipates that, following data analysis and compilation relating to a recently completed clinical trial, it will file a 510(k) premarket clearance notification for the Techstar systems. There can be no assurance as to when or whether the Company will receive FDA clearance or approval for sale of the Prostar and/or Techstar systems in the United States. There can be no assurance that the Company's development efforts will be successful or that the Prostar, Techstar and Prostar Plus systems or any other product developed by the Company will be safe or effective, capable of being manufactured in commercial quantities at acceptable costs, approved by appropriate regulatory and reimbursement authorities or successfully marketed. Furthermore, because the Prostar, Techstar and Prostar Plus systems represent the Company's sole near-term product focus, the Company could be materially and adversely affected if these systems are not successfully commercialized. The Company, through its Japanese distributor, has applied for and received regulatory approval to sell the Prostar, Techstar and Prostar Plus systems in Japan and intends to commence clinical trials in Japan that will form the basis of an application for Japanese reimbursement approval. The Company has received certain reimbursement approvals in France and in certain states in Germany.

    The Company's products represent a new method of closing arterial access sites and there can be no assurance that these products will gain any significant degree of market acceptance among physicians, patients and health care payors, even if necessary international and United States regulatory and reimbursement approvals are obtained. The Company believes that factors affecting market acceptance include: recommendations and endorsements from physicians, that the products represents an attractive alternative to other means of closing arterial access sites, that the products reduce the time to ambulation and hospital stays, and the Company's ability to train interventional cardiologists. Failure of the Company's products to achieve significant market acceptance would have a material adverse effect on the Company's business, financial condition and results of operations.

    Perclose has a limited history of operations and has experienced significant operating losses since inception. As of June 30, 1996 the Company had an accumulated deficit of $19.9 million. The Company has been primarily engaged in research and development of its percutaneous arterial access site closure products. The Company has generated only limited revenues from international sales in certain markets, which sales commenced in December 1994, and does not have experience in manufacturing, marketing or selling its products in quantities necessary for achieving profitability. Manufacturers often encounter difficulties in scaling up production of new products, including problems involving production yields, quality control and assurance, component supply and shortages of qualified personnel. Difficulties encountered by Perclose in manufacturing scale-up could have a material adverse effect on its business, financial condition and results of operation.

    Perclose anticipates that substantially all of its future revenues from product sales will be derived from sales to its international distributors, unless and until it receives approval to market its products in the United States. Perclose sells its products internationally to distributors who resell to hospitals. There can be no assurance that the Prostar, Techstar and Prostar Plus systems will be successfully commercialized or that the Company will achieve significant revenues from either international or domestic sales. Sales through international distributors are subject to risks, including the risk of financial instability and the risk that the distributor will not effectively promote the Company's products. Loss, termination or ineffectiveness of distributors could have could have a material adverse effect on the Company's international sales efforts and could result in the Company repurchasing unsold inventory from former distributors by virtue of local laws applicable to distribution relationships, provisions of distribution agreements or negotiated settlements entered into with such distributors.

    The Company anticipates that its operating losses will continue for at least the next two years since it plans to expend substantial resources in funding clinical trials in support of regulatory approvals, and continues to expand research and development and marketing and sales activities. Even so there can be no assurance that the Company will achieve or sustain profitability in the future.

    The Company anticipates that its results of operations will fluctuate on a quarterly basis for the foreseeable future due to several factors, including actions relating to regulatory and reimbursement maters, progress of clinical trials, the extent to which the Company's products gain market acceptance, introduction of alternative means for arterial access site closure, and competitive developments. Results of operations will also be affected by the timing of orders received from distributors, the extent to which the Company expands its international distribution network and the ability of distributors to effectively promote the Company's products.

    Competition in the emerging market for arterial access site closure devices is expected to be intense and to increase. The Company believes its principal competition will come from existing compression closure techniques, as well as newer collagen plug closure devices. Most of the Company's competitors have significantly greater financial, technical, research, marketing, sales, distribution and other resources than the Company. There can be no assurance that the Company's competitors will not succeed in developing or marketing technologies and products that are technologically superior, more effective or commercially attractive than any that are being developed by the Company, or that such competitors will not succeed in obtaining regulatory approval, introducing or commercializing any such products prior to the Company. Such developments could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the medical device market is generally characterized by rapid change and by frequent emergence of new technologies, products or procedures. There can be no assurance that any such new technologies, products or procedures will not reduce the number of coronary catheterization procedures performed.

    The Company currently manufactures and ships products shortly after receipt of orders, and the Company anticipates that it will continue to do so in the future. Accordingly, to date the Company has not developed a significant backlog and the Company does not anticipate that it will develop a material backlog in the future.

PART II.  OTHER INFORMATION

    Item 1.  Legal Proceedings                                       None

    Item 2.  Changes in Securities                                   None

    Item 3.  Defaults upon Senior Securities                         None

    Item 4.  Submission of Matters to a Vote of Security Holders     None

    Item 5.  Other Information                                       None

    Item 6.  Exhibits and Reports on Form 8 - K.

         a)  Exhibits

         The exhibits listed on the accompanying Index to Exhibits are filed as a part hereof and are incorporated by reference.

         b)  Reports on Form 8 - K

         No reports on Form 8 - K were filed by the Registrant during the quarter ended June 30, 1996.

SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  August 6, 1996             PERCLOSE, INC.



                                  /S/ Henry A. Plain, Jr.
                                  -----------------------
                                  Henry A. Plain, Jr.
                                  President and Chief Executive Officer



                                  /S/ Kenneth E. Ludlum
                                  ---------------------
                                  Kenneth E. Ludlum
                                  Vice President Finance and Administration,
                                  Chief Financial Officer
                                  (Principal Financial and Accounting Officer)

                                    EXHIBIT INDEX

Exhibit                                                                   Page
Number                   Exhibit Description                              Number
- ------                   -------------------                              ------

  1.1   Underwriting Agreement.                                            *
  2.1   Form of Merger Agreement for Delaware reincorporation.             *
  3.1   Articles of Incorporation of Perclose, Inc., a California
        corporation, as currently in effect.                               *
  3.2 Certificate of Incorporation of Perclose, Inc., a Delaware corporation, as in effect immediately following reincorporation. *
  3.3   Form of Restated Certificate of Incorporation of the Company to be
        filed after the closing of the initial public offering.            *
  3.4   Bylaws of the Registrant, as currently in effect.                  *
  3.5   Bylaws of the Registrant, as in effect immediately following
        reincorporation.                                                   *
  4.1   Specimen Common Stock Certificate.                                 *
  5.1   Opinion of Wilson, Sonsini, Goodrich & Rosati, Professional
        Corporation.                                                       *
  10.1  Form of Indemnification Agreement between the Company and each of
        its directors and officers.                                        *
  10.2  1992 Stock Plan and form of Stock Option Agreement thereunder.     *
  10.3  1995 Director Option Plan.                                         *
  10.4  1995 Employee Stock Purchase Plan and forms of agreements
        there under.                                                       *
  10.5  Lease dated July 6, 1993 between Registrant and the
        David D. Bohanon Organization for facility located at 199
        Jefferson Drive, Menlo Park, California, as amended by
        First Amendment to Lease dated January 31, 1994.                   *
  10.6 Loan and Security Agreement dated September 29, 1994 between the Registrant, Silicon Valley Bank and MMC/GATX Partnership No. I,
        as amended by Loan Modification Agreement.                         *
  10.7 Shareholder Rights Agreement dated August 23, 1995 between the Registrant and certain holders of the Registrant's securities. *
  10.8  Employment Agreement dated March 28, 1995 between the Registrant
        and Steve Van Dick.                                                *
  10.9  Agreement dated March 30, 1993 between Registrant and
        LocalMed, Inc.                                                     *
  11.1  Calculation of loss per share.                                    16

  27.1  Financial Data Schedule                                           17

* Incorporated by reference to the Registrant's Registration Statement on Form S - 1 (Registration No. 33-97128) filed on September 20, 1995.