Form 10-Q
period 1996-09-30
PERCLOSE INC
filed 1996-11-12
CIK 934438

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                      FORM 10-Q


  X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
 ---
    Act of 1934.

                  FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                                          or

      Transition report pursuant to Section 13 or 15(d) of the Securities ----- Exchange Act of 1934. For the transition period from _________ to
      __________.


                                Commission File Number
                                       0-26890

                                    Perclose, Inc.
                                    --------------
                (Exact Name of Registrant as Specified in Its Charter)


                Delaware                               94-3154669
                --------                               -----------
      (State or Other Jurisdiction of                (I.R.S. Employer
     Incorporation or Organization)                Identification No.)


    199 Jefferson Drive, Menlo Park, CA                 94025-1114
   -----------------------------------                 -----------
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
               (Item 1)       Yes     X      No
                                    ----         ----
               (Item 2)       Yes     X      No
                                    ----         ----

As of September 27, 1996 there were 9,498,856 shares of the Registrant's Common Stock outstanding.

Exhibit Index on page:   18
Total number of pages:   19

                                    PERCLOSE, INC.

                                        INDEX


PART I.  FINANCIAL INFORMATION                                     PAGE NO.
                                                                   --------

     Item 1.  Financial Statements

          Balance Sheets as of September 30, 1996 and
               March 31, 1996                                           3

          Statements of Operations for the three and six
               months ended September 30, 1996 and 1995                 4

          Statements of Cash Flows for the six months
               ended September 30, 1996 and 1995                        5


     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations                9



PART II.  OTHER INFORMATION                                            16


SIGNATURES                                                             17


EXHIBIT INDEX                                                          18

                                    PERCLOSE, INC.
                                    BALANCE SHEETS

                                               September 30,       March 31,
                                                   1996              1996
                                               -------------     -------------
                                                (unaudited)
                                        ASSETS
Current assets:
  Cash and cash equivalents                     $  5,701,766     $  9,803,777
  Short-term investments                          27,804,167        28,052,742
  Accounts receivable                              1,845,478           920,217
  Inventories                                        623,200           529,606
  Other receivables                                   99,846             3,212
  Prepaid expenses                                   183,256           274,364
                                               -------------     -------------
     Total current assets                         36,257,713        39,583,918

Equipment and leasehold improvements               2,779,129         2,050,475
  Less accumulated depreciation                  (1,360,557)       (1,068,353)
                                               -------------     -------------
                                                   1,418,572           982,122

Other assets                                         495,821           350,421
                                               -------------     -------------
Total assets                                   $  38,172,106    $  40,916,461
                                               -------------     -------------
                                               -------------     -------------

                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                $  612,496       $  317,222
  Accrued compensation                               586,791           413,840
  Accrued license fee                                194,375           188,750
  Other accrued expenses                           1,076,401           629,253
  Current portion of notes payable                   373,795           356,153
                                               -------------     -------------
     Total current liabilities                     2,843,858         1,905,218

Long-term portion of notes payable                   318,184           510,789

Stockholders' equity:
  Convertible preferred stock, no par value              -                 -
  Common stock, $0.001 par value                       9,497             9,502
  Additional paid-in capital                      57,214,673        57,372,411
  Accumulated deficit                           (22,013,723)      (18,436,607)
  Deferred compensation                            (200,383)         (444,852)
                                               -------------     -------------
Total stockholders' equity                        35,010,064        38,500,454
                                               -------------     -------------
Total liabilities and stockholders' equity     $  38,172,106     $  40,916,461
                                               -------------     -------------
                                               -------------     -------------

                                    PERCLOSE, INC.
                               STATEMENT OF OPERATIONS
                                     (unaudited)


                                                         Three Months Ended            Six Months Ending
                                                         September 30,                  September 30,
                                                      -----------------------    ---------------------------
                                                    1996             1995          1996               1995
                                                  ----------       ----------    ---------         ---------

Net revenues, product sales                           $ 1,034,354   $    407,954   $  2,534,529    $  573,162

Operating expenses:
  Cost of goods sold, including
   manufacturing start-up expenses in 1995              1,061,117      1,195,527      2,223,156      2,268,314
  Research and development                              1,329,680        708,515      2,394,644      1,435,811
  Marketing, general, and administrative                1,312,503        714,416      2,495,895      1,599,112
                                                      -----------    -----------   ------------    -----------
   Total operating expenses                             3,703,300      2,618,458      7,113,695      5,303,237
                                                      -----------    -----------   ------------    -----------

Loss from operations                                   (2,668,946)    (2,210,504)    (4,579,166)    (4,730,075)

Interest income                                           484,734         89,105        954,037        190,034
Interest expense                                          (33,422)       (55,823)       (64,410)       (85,760)
                                                      -----------    -----------   ------------    -----------
                                                          451,312         33,282        889,627        104,274
                                                      -----------    -----------   ------------    -----------
Net loss                                              $(2,217,634)   $(2,177,222)  $ (3,689,539)   $(4,625,801)
                                                      -----------    -----------   ------------    -----------
                                                      -----------    -----------   ------------    -----------

Net loss per share                                    $     (0.23)                 $      (0.39)
                                                      -----------                  ------------
                                                      -----------                  ------------

Shares used in computing
   net loss per share                                   9,497,105                     9,497,988
                                                      -----------                  ------------
                                                      -----------                  ------------

Pro forma net loss per share                                         $     (0.32)                  $     (0.69)
                                                                     -----------                   -----------
                                                                     -----------                   -----------

Shares used in computing
pro forma net loss per share                                           6,734,611                     6,734,611
                                                                     -----------                   -----------
                                                                     -----------                   -----------

                                    PERCLOSE, INC.
                               STATEMENT OF CASH FLOWS
                                     (unaudited)


                                                                                      Six Months Ended
                                                                                       September 30,
                                                                                 ----------------------------
                                                                                   1996                 1995
                                                                                 ---------------    --------------
OPERATING ACTIVITIES
   Net loss                                                                  $  (3,689,539)      $  (4,625,801)
   Adjustments to reconcile net loss to net
    cash used in operating activities:
      Depreciation                                                                 292,204             377,267
      Deferred compensation amortization                                            51,095              50,525
   Changes in operating assets and liabilities:
      Accounts receivable                                                         (925,261)            (78,960)
      Inventory                                                                    (93,594)            393,295
      Other receivables                                                            (96,634)             89,128
      Prepaid expenses                                                              91,108             (61,803)
      Accounts payable                                                             295,274            (147,951)
      Accrued expenses                                                             625,723             100,005
                                                                                 -------------      ------------
          Net cash provided by (used in) operating activities                   (3,449,624)         (3,904,295)

INVESTING ACTIVITIES
   Purchases of short-term investments                                         (12,038,795)                  -
   Proceeds from sales and maturities of short-term investments                 12,399,794           2,403,163
   Purchases of equipment and improvements                                        (728,655)           (261,066)
   Other assets                                                                   (145,400)             (9,714)
                                                                             --------------      --------------
          Net cash provided by (used in) investing activities                     (513,056)          2,132,383

FINANCING ACTIVITIES
   Principal payments under capital
     lease obligations and notes payable                                          (174,963)           (143,517)
   Proceeds from borrowing on notes payable                                              -             236,279
   Proceeds from issuance of convertible preferred stock                                 -           3,256,690
   Proceeds from issuance (retirements) of common stock                             83,028              73,132
   Repurchase of common stock                                                      (47,396)                  -
                                                                              -------------      --------------
          Net cash provided by (used in) financing activities                     (139,331)          3,422,584

     Net increase (decrease) in cash and cash equivalents                       (4,102,011)          1,650,672

     Cash and cash equivalents at beginning of period                            9,803,777           3,743,592
                                                                              -------------      --------------

     Cash and cash equivalents at end of period                               $  5,701,766        $  5,394,264
                                                                            ---------------      --------------
                                                                            ---------------      --------------

                                    PERCLOSE, INC.
                            NOTES TO FINANCIAL STATEMENTS
                                  September 30, 1996
                                     (Unaudited)


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

The Company's fiscal year ends on the last Friday in March. The Company's fiscal quarters end on the Friday closest to the end of each calendar quarter. The three months shown as having ended September 30, 1996 and 1995 actually ended on September 27, 1996 and September 29, 1995, respectively. For ease of presentation, the accompanying financial statements have been shown as ending on the last day of the calendar month.

Note 2.  Available-for-Sale Securities

At September 30, 1996 and March 31, 1996, all debt securities are designated as available-for-sale. Available-for-sale securities are carried at fair value with unrealized gains and losses, net of tax, reported in stockholders' equity. The amortized cost of available-for-sale debt securities is adjusted for the amortization of premiums and the accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in interest income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.

                                    PERCLOSE, INC.
                            NOTES TO FINANCIAL STATEMENTS
                                  September 30, 1996
                                     (unaudited)

The following is a summary of available-for-sale securities at September 30, 1996:


                                                                      Gross
                                                  Amortized          Unrealized         Estimated
                                                    Cost             Gain (Loss)        Fair Value
                                               -------------       ------------       -------------

Obligations of federal government agencies     $   2,458,330        $     (9,182)      $   2,449,148

Corporate obligations, principally
  commercial paper and corporate notes         $  29,982,337        $     (6,228)      $  29,976,109
                                               -------------       -------------       -------------

                                               $  32,440,667        $    (15,410)      $ 32,425,257
                                               -------------       -------------       -------------
                                               -------------       -------------       -------------

Amounts included in short term investments     $  27,656,548        $    (31,601)      $ 27,624,947

Amounts included in cash and cash equivalents  $   4,784,119        $     16,191       $  4,800,310
                                               -------------       -------------       -------------

                                               $  32,440,667        $    (15,410)      $ 32,425,257
                                               -------------       -------------       -------------
                                               -------------       -------------       -------------


The following is a summary of available-for-sale securities at March 31, 1996:

                                                                       Gross
                                               Amortized             Unrealized          Estimated
                                                Cost                 Gain (Loss)         Fair Value
                                                ----                 -----------         ----------
Obligations of federal government agencies     $   2,966,642            $      -       $  2,966,642

Corporate obligations, principally
  commercial paper and corporate notes         $  33,180,046        $   (127,833)      $ 33,052,213
                                               -------------        ------------       -------------
                                               $  36,146,688        $   (127,833)      $ 36,018,855
                                               -------------        ------------       -------------
                                               -------------        ------------       -------------

Amounts included in short term investments     $  28,180,575        $   (127,833)      $ 28,052,742
Amounts included in cash and cash equivalents  $   7,966,113        $          -       $  7,966,113
                                               -------------        ------------       -------------

                                               $  36,146,688        $   (127,833)      $ 36,018,855
                                               -------------        ------------       -------------
                                               -------------        ------------       -------------


During the six months ended September 30, 1996 and for the fiscal year 1996 there were no gross realized gains or losses on sales of available-for-sale securities. Securities mature through August 1998.
Available for-sale-securities at September 30, 1996 by contract maturity are shown below:

                                                                 Estimated
                                                                 Fair Value
                                                                 ----------
Due in one year or less                                          $24,995,142
Due in one to two years                                           $7,430,115
                                                                 -----------
                                                                 $32,425,257
                                                                 -----------
                                                                 -----------

                                    PERCLOSE, INC.
                            NOTES TO FINANCIAL STATEMENTS
                                  September 30, 1996
                                     (Unaudited)



 Note 3.  Inventories



               Inventories consist of the following:

                                                  September 30,    March 31,
                                                     1996            1996
                                                     ----            ----

                              Raw materials       $  183,098     $  226,808
                              Work-in-process        209,534        197,583
                              Finished goods         230,568        105,215
                                                  ----------     ----------

                                                  $  623,200     $  529,606
                                                  ----------     ----------
                                                  ----------     ----------

Note  4.  Net Loss Per Share

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

Pro forma net loss per share for the three and nine months ended September 30, 1996 has been computed as described above and also gives effect to the conversion of convertible preferred stock not included above that automatically converted upon completion of the Company's initial public offering from the original date of issuance.

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

In July 1996 the Company filed a 510(k) application with the United States Food and Drug Administration ("FDA") for clearance of its Prostar systems for commercial sale in the United States. In October 1996 the FDA advised the Company that it will review the Company's applications for regulatory approval for the Prostar systems under the Pre-Market Approval ("PMA") regulatory pathway. Therefore, the Company intends to resubmit an application for approval of its Prostar systems as a PMA. An IDE clinical trial for the Techstar systems has recently been completed and, following data analysis and compilation, the Company plans to submit a PMA application for clearance of the Techstar systems for sale in the United States. An IDE clinical trial for the Prostar Plus systems began in June 1996 and, following completion of the clinical testing and data analysis, the Company also plans to submit a PMA application for clearance of the Prostar Plus systems for sale in the United States. The FDA has advised the Company, in a preliminary conversation, that the PMA application for the Prostar systems will, when submitted to the FDA and accepted for filing by the agency, be reviewed on an expedited basis. There can, however, be no assurance that the Company will in fact receive expedited review of such PMA application or any PMA applications it submits for the Techstar or Prostar Plus systems, or as to when or whether the Company will receive approval of such PMA applications. Delays in or the failure to receive FDA approval of PMA applications would have a material adverse effect on the Company's business, financial condition and results of operations.

RESULTS OF OPERATIONS

Three months ended September 30, 1996 and 1995

Net revenues of $1,034,000 in the three months ended September 30, 1996 increased 154% compared with net revenues of $408,000 in the three months ended September 30, 1995 and were the result of increased , Techstar and Prostar Plus shipments to international distributors. The increased revenues were attributable to the introduction of the Techstar and Prostar Plus systems during the latter part of fiscal year 1995 and the resulting higher volumes of those units shipped in the three months ended September 30, 1996.

Revenues for three months ended September 30, 1996 reflect a deferral of $500,000 of sales made to Perclose's French distributor in the period due to the French government's decision to discontinue direct reimbursement to private French hospitals for the use of Perclose products. The Company was notified of the French government's decision in October 1996 . The deferred sales will be recognized as revenue when and if the ongoing sales levels in France stabilize
and the related uncertainties are resolved.   Although the Company and its
French distributor are currently assessing the impact of the French government's reimbursement decision on the market for the Company's products in France, it is likely that the Company will, as a result of the reimbursement unavailability, experience a decline in sales in future fiscal periods. Sales attributable to the Company's German and Japanese distributor during the quarter were 82% and 14% of total sales, respectively.

Cost of goods sold, including manufacturing start-up costs in 1995, decreased to $1,061,000 in the three months ended September 30, 1996 from $1,195,000 in the three months ended September 30, 1995. The modest decrease of 11% reflects the manufacturing infrastructure that was put in place in 1995 that was needed to prepare for the manufacture of higher volumes of products in 1996.

Research and development expenses increased 88% to $1,330,000 for the three months ended September 30, 1996 from $709,000 in the comparable prior year period. This increase was primarily the result of additional personnel required for new product development of the Company's Prostar Plus and Techstar systems and the costs associated with the U.S. Prostar Plus clinical study.

Marketing, general and administrative expenses increased 84% to $1,313,000 in the three months ended September 30, 1996 from $714,000 in the three months ended September 30, 1995. The increase was primarily due to increases in personnel and costs associated with the expansion of the Company's European field sales force, sales expenditures and marketing expenditures.

Interest and other income increased to $485,000 for the three months ended September 30, 1996 from $89,000 for the three months ended September 30, 1995 primarily as a result of higher cash balances resulting from the Company's initial public offering. Interest expense remained approximately level at $33,000 for the three months ended September 30, 1996 compared with $56,000 for the three months ended September 30, 1995 due to a leveling off of capital expenditures, and thus the financing associated with capital expenditures, compared to the year ago period.

Six months ended September 30, 1996 and 1995

Net revenues of $2,535,000 in the six months ended September 30, 1996 increased 342% compared with net revenues of $573,000 in the six months ended September 30, 1995 and were the result of increased Techstar and Prostar Plus shipments to international distributors. The increased revenues were attributable to the introduction of the Techstar and Prostar Plus systems during the latter part of fiscal year 1995 and the resulting higher volumes of those units shipped in the six months ended September 30, 1996. Sales attributable to the Company's German, French and Japanese distributors during the six months ended 1996 period were 67% , 18% and 11% of total sales, respectively.

Cost of goods sold, including manufacturing start-up costs in 1995, decreased modestly to $2,223,000 in the six months ended September 30, 1996 from $2,268,000 in the six months ended September 30, 1995. The modest decrease of 2 % reflects the manufacturing infrastructure that was put in place in 1995 that was needed to prepare for the manufacture of higher volumes of products in 1996.

Research and development expenses increased 67% to $2,395,000 for the six months ended September 30, 1996 from $1,436,000 in the comparable prior year period. This increase was primarily a result of additional personnel required for new product development of the Company's Prostar Plus and Techstar systems and the costs associated with the U.S. Prostar Plus clinical study.

Marketing, general and administrative expenses increased 56% to $2,496,000 in the six months ended September 30, 1996 from $1,599,000 in the six months ended September 30, 1995. The increase was primarily due to increases in personnel and costs associated with the expansion of the Company's European field sales force, sales and marketing expenditures.

Interest and other income increased to $954,000 for the six months ended September 30, 1996 from $190,000 for the six months ended September 30, 1995 primarily as a result of higher cash balances resulting from the Company's initial public offering. Interest expense remained approximately level at $64,000 for the six months ended September 30, 1996 compared with $86,000 for the six months ended September 30, 1995 due to a leveling off of capital expenditures, and thus the financing associated with capital expenditures, compared to the year ago period.


Income Taxes

The Company has incurred only state minimum taxes since inception, which are included in general and administrative expenses. The Company has incurred net losses in prior fiscal years and expects to incur a net loss in the current fiscal year. The Company has not generated any net income to date and therefore has not paid any federal taxes since inception.

Realization of deferred tax assets is dependent on future earnings, if any, the timing and amount of which are uncertain. Accordingly, a valuation allowance has been established in an amount equal to the net deferred assets of the Company to reflect these uncertainties.


LIQUIDITY AND CAPITAL RESOURCES

Perclose has financed its operations primarily through the sale of equity securities and, to a lesser extent, through an equipment credit and loan agreement and product sales. From inception through September 30, 1996, Perclose raised $22.8 million in net proceeds of private equity financings and stock option exercises, $34.1 million in an initial public offering of common stock and $1.3 million in borrowings under an equipment credit facility.

During the six month periods ended September 30, 1996 and 1995, the Company used cash to fund operations of $3.4 million and $3.9 million, respectively. The decrease in cash used in operations was due primarily to higher product revenues that more than offset higher expenses in the September 1996 period associated with increased research and development activities, initiation of marketing and sales activities in international markets, increased general and administrative expenses to support increased operations and purchases of inventory to support international sales. The Company's expenditures for equipment and improvements have aggregated $2.8 million since inception.

The Company's principal source of liquidity at September 30, 1996 consists of cash, cash equivalents and short-term investments of $33.5 million.

The Company anticipates that its operating losses will continue for at least the next two years since it plans to expend substantial resources in funding clinical trials in support of regulatory approvals and continues to expand research, development, marketing and sales activities. Although Perclose believes that current cash balances and short-term investments along with cash generated from the future sales of products will be sufficient to meet the Company's operating and capital requirements through calendar 1997, there can be no assurance that the Company will not require additional financing within this time frame. There can be no assurance that additional financing, if required, will be available on satisfactory terms or at all. In any event, Perclose may in the future seek to raise additional funds through bank facilities, debt or equity offerings or other sources of capital. Perclose's future liquidity and capital requirements will depend on numerous factors, including progress of the Company's clinical trials, actions relating to regulatory and reimbursement matters, the costs and timing of expansion of marketing, sales, manufacturing and product development activities, the extent to which the Company's products gain market acceptance, and competitive developments.


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

The Prostar, Techstar and Prostar Plus systems are currently the Company's only products. These products will require additional development, clinical trials and regulatory approvals before they can be marketed in the United States. In July 1996 the Company filed a 510(k) application with the United States Food and Drug Administration for clearance of its Prostar systems for commercial sale in the United States. In October 1996 the FDA advised the Company that it will review the Company's applications for regulatory approval for the Prostar systems under the Pre-Market Approval regulatory pathway. Therefore, the Company intends to resubmit an application for approval of its Prostar systems as a PMA. An IDE clinical trial for the Techstar systems has recently been completed and, following data analysis and compilation, the Company plans to submit a PMA application for clearance of the Techstar systems for sale in the United States. An IDE clinical trial for the Prostar Plus systems began in June 1996 and, following completion of the clinical testing and data analysis, the Company also plans to submit a PMA application for clearance of the Prostar Plus systems for sale in the United States. The FDA has advised the Company, in a preliminary conversation, that the PMA application for the Prostar systems will, when submitted to the FDA and accepted for filing by the agency, be reviewed on an expedited basis. There can, however, be no assurance that the Company will in fact receive expedited review of such PMA application or any PMA applications it submits for the Techstar or Prostar Plus systems, or as to when or whether the Company will receive approval of such PMA applications. Delays in or the failure to receive FDA approval of PMA applications would have a material adverse effect on the Company's business, financial condition and results of operations.

There can be no assurance as to when or whether the Company will receive FDA clearance or approval for sale of the Prostar and/or Techstar systems in the United States. There can be no assurance that the Company's development efforts will be successful or that the Prostar, Techstar and Prostar Plus systems or any other product developed by the Company will be safe or effective, capable of being manufactured in commercial quantities at acceptable costs, approved by appropriate regulatory and reimbursement authorities or successfully marketed. Furthermore, because the Prostar, Techstar and Prostar Plus systems represent the Company's sole near-term product focus, the Company could be materially and adversely affected if these systems are not successfully commercialized. The Company, through its Japanese distributor, has applied for and received regulatory approval to sell the Prostar, Techstar and Prostar Plus systems in Japan and intends to commence clinical trials in Japan that will form the basis of an application for Japanese reimbursement approval. The Company has received certain reimbursement approvals in certain states in Germany. The Company has recently been informed by its French distributor that the French government discontinued direct reimbursement to private French hospitals for the use of Perclose products. Although the Company and its distributor are currently assessing the impact of the French government's reimbursement decision on the market for the Company's products in France, it is likely that the Company will, as a result of the reimbursement unavailability, experience a decline in sales in future fiscal periods.

The Company's products represent a new method of closing arterial access sites and there can be no assurance that these products will gain any significant degree of market acceptance among physicians, patients and health care payors, even if necessary international and United States regulatory and reimbursement approvals are obtained. The Company believes that factors affecting market acceptance include: recommendations and endorsements from physicians, that the products represent an attractive alternative to other means of closing arterial access sites, that the products reduce the time to ambulation and hospital stays, and the Company's ability to train interventional cardiologists. Failure of the Company's products to achieve significant market acceptance would have a material adverse effect on the Company's business, financial condition and results of operations.

Perclose has a limited history of operations and has experienced significant operating losses since inception. As of September 30, 1996 the Company had an accumulated deficit of $22.2 million. The Company has been primarily engaged in research and development of its percutaneous arterial access site closure products. The Company has generated only limited revenues from international sales in certain markets, which sales commenced in December 1994, and does not have experience in manufacturing, marketing or selling its products in quantities necessary for achieving profitability. Manufacturers often encounter difficulties in scaling up production of new products, including problems involving production yields, quality control and assurance, component supply and shortage of qualified personnel. Difficulties encountered by Perclose in manufacturing scale-up could have a material adverse effect on its business, financial condition and results of operation.

Perclose anticipates that substantially all of its future revenues from product sales will be derived from sales to its international distributors, unless and until it receives approval to market its products in the United States. Perclose sells its products internationally to distributors who resell to hospitals. There can be no assurance that the Prostar, Techstar and Prostar Plus systems will be successfully commercialized or that the Company will achieve significant revenues from either international or domestic sales. Sales through international distributors are subject to risks, including the risk of financial instability and the risk that the distributor will not effectively promote the Company's products. Loss, termination or ineffectiveness of distributors could have a material adverse effect on the Company's international sales efforts and could result in the Company repurchasing unsold inventory from former distributors by virtue of local laws applicable to distribution relationships, provisions of distribution agreements or negotiated settlements entered into with such distributors.

The Company anticipates that its operating losses will continue for at least the next two years since it plans to expend substantial resources in funding clinical trials in support of regulatory approvals, and continues to expand research and development and marketing and sales activities. Even so there can be no assurance that the Company will achieve or sustain profitability in the future.

The Company anticipates that its results of operations will fluctuate on a quarterly basis for the foreseeable future due to several factors, including actions relating to regulatory and reimbursement matters, progress of clinical trials, the extent to which the Company's products gain market acceptance, introduction of alternative means for arterial access site closure, and competitive developments. Results of operations will also be affected by the timing of orders received from distributors, the extent to which the Company expands its international distribution network and the ability of distributors to effectively promote the Company's products.

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

    Item 1.  Legal Proceedings                                       None

    Item 2.  Changes in Securities                                   None

    Item 3.  Defaults upon Senior Securities                         None

    Item 4.  Submission of Matters to a Vote of Security Holders     None

    The Company solicited proxies for an annual meeting of shareholders on September 24, 1996. The matters voted upon at the meeting and results of the voting with respect to those matters were as follows:

    1 - Election of Class I Directors:     For           Withheld
                                       ------------   --------------

          Michael L. Eagle             7,443,339           0
          Serge Lashutka               7,443,339           0

                                           For           Against        Abstain
                                       -------------  -------------  ----------
    2 - Approve amendment to the
         1992 Stock Plan               6,104,520          1,266,377     10,420

         3 - Confirm appointment of        For           Against        Abstain
             Ernst & Young as the      -------------  -----------    ----------
             independent auditors
             for fiscal year 1997      7,462,317          2,362          5,760


    Item 5.  Other Information                                  None

    Item 6.  Exhibits and Reports on Form 8-K

      a)  Exhibits:             The exhibits listed on the accompanying Index to
                                Exhibits are filed as a part hereof and are incorporated by reference.

      b)  Reports on Form 8-K:  No reports on Form 8-K were filed by the
                                Registrant during the quarter ended September
                                  30, 1996.

SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this 10-Q report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  November 8, 1996           PERCLOSE, INC.



                                  /S/ Henry A. Plain, Jr.
                                  -----------------------
                                  Henry A. Plain, Jr.
                                  -----------------------
                                  President and Chief Executive Officer



                                  /S/ Kenneth E. Ludlum
                                  Kenneth E. Ludlum
                                  Vice President Finance and Administration,
                                  Chief Financial Officer
                                  (Principal Financial and Accounting Officer)

                                    EXHIBIT INDEX

Exhibit                                                                 Page
Number             Exhibit Description                                 Number
------        ---------------------------------------------------      ------

  1.1         Underwriting Agreement.                                     *
  2.1         Form of Merger Agreement for Delaware reincorporation.      *
  3.1         Articles of Incorporation of Perclose, Inc., a California
              corporation, as currently in effect.                        *
  3.2 Certificate of Incorporation of Perclose, Inc., a Delaware corporation, as in effect immediately following
              reincorporation.                                            *
  3.3         Form of Restated Certificate of Incorporation of the
              Company to be filed after the closing of the initial public
              offering.                                                   *
  3.4         Bylaws of the Registrant, as currently in effect.           *
  3.5         Bylaws of the Registrant, as in effect immediately
              following reincorporation.                                  *
  4.1         Specimen Common Stock Certificate.                          *
  5.1         Opinion of Wilson, Sonsini, Goodrich & Rosati,
              Professional Corporation.                                   *
 10.1         Form of Indemnification Agreement between the
              Company
              and each of its directors and officers.                     *
 10.2         1992 Stock Plan and form of Stock Option Agreement
              thereunder.                                                 *
 10.3         1995 Director Option Plan.                                  *
 10.4         1995 Employee Stock Purchase Plan and forms of agreements
              thereunder.                                                 *
 10.5         Lease dated July 6, 1993 between Registrant and the
              David D. Bohanon Organization for facility located at 199 Jefferson Drive, Menlo Park, California, as amended by
              First Amendment to Lease dated January 31, 1994.            *
 10.6         Loan and Security Agreement dated September 29, 1994
              between the Registrant, Silicon Valley Bank and MMC/GATX Partnership No. I,as amended by Loan Modification
              Agreement.                                                  *
 10.7         Shareholder Rights Agreement dated August 23, 1995
              between the Registrant and certain holders of the
              Registrant's securities.                                    *
 10.8         Employment Agreement dated March 28, 1995 between
              the Registrant and Steve Van Dick.                          *
 10.9         Agreement dated March 30, 1993 between Registrant
              and LocalMed, Inc.                                          *
 11.1         Calculation of loss per share                              19
 27.1         Edgar financial index tags  (EDGAR version only)           20

              * Incorporated by reference to the Registrant's Registration Statement on Form S - 1 (Registration No. 33-97128) filed on September 20, 1995.

                                                                   Exhibit 11.1
                                    PERCLOSE, INC.

                     Statement Re: Computations of Loss Per Share


                             Three Months Ended                 Six Months Ended
                                  September 30,                   September 30,
                             ------------------                 ----------------
                             1996            1995               1996           1995
                             ----            ----               ----           ----
HISTORICAL
----------
Net loss                      $(2,217,634)                   $(3,689,539)
                             ------------                   ------------
                             ------------                   ------------

Weighted average common
shares outstanding              9,497,105                      9,497,988

Shares related to SAB
No. 55, 64 and 83                  -                              -

Total weighted average
 common shares outstanding      9,497,105                      9,497,988
                             ------------                   ------------
                             ------------                   ------------

Net loss per share               $  (0.23)                      $  (0.39)
                             ------------                   ------------
                             ------------                   ------------


PRO FORMA
---------

 Net loss                                   $(2,177,222)                   $(4,625,801)
                                           ------------                   ------------
                                           ------------                   ------------

Weighted average common
shares outstanding                            1,493,525                      1,493,525

Convertible preferred stock                   3,133,720                      3,133,720

Shares related to SAB
No. 55, 64 and 83                             2,107,366                      2,107,366
                                            -----------                   ------------
Total weighted average
 common shares outstanding                    6,734,611                      6,734,611
                                           ------------                   ------------
                                           ------------                   ------------

Net loss per share                             $  (0.32)                      $  (0.69)
                                           ------------                   ------------
                                           ------------                   ------------


