Form 10-Q
period 1996-12-31
PERCLOSE INC
filed 1997-02-11
CIK 934438

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                      FORM 10-Q


 X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
---                                  Act of 1934.

                  FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1996

                                          or

   Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
---                                  Act of 1934.
   For the transition period from_______________to_____________.


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
                       (Item 1)       Yes     X      No
                                          ---------    --------
                       (Item 2)       Yes     X      No
                                          ---------    --------

As of December 27, 1996 there were 9,520,234 shares of the Registrant's Common Stock outstanding.

Exhibit Index on page:  16
Total number of pages:  17 (hard copy version)
                        18 (Edgar version)

                                    PERCLOSE, INC.

                                        INDEX



PART I.  FINANCIAL INFORMATION                               PAGE NO.
                                                             --------


    Item 1. Financial Statements

         Balance Sheets as of December 31, 1996 and
             March 31, 1996                                     3

         Statements of Operations for the three and nine
             months ended December 31, 1996 and 1995            4

         Statements of Cash Flows for the nine months
             ended December 31, 1996 and 1995                   5

         Notes to Financial Statements                          6

    Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations       9



PART II. OTHER INFORMATION                                      15


SIGNATURES                                                      15


EXHIBIT INDEX                                                   16

                                PERCLOSE, INC.
                                BALANCE SHEETS

                                                December 31,         March 31,
                                                    1996               1996
                                              ---------------     --------------
                                               (unaudited)
                                    ASSETS

Current assets:
  Cash and cash equivalents                     $  2,516,613      $   9,803,777
  Short-term investments                          27,959,825         28,052,742
  Accounts receivable                              2,027,052            920,217
  Other receivables                                   98,494              3,212
  Inventories                                        652,428            529,606
  Prepaid expenses                                   376,896            274,364
                                              ---------------     --------------
     Total current assets                         33,631,308         39,583,918

Equipment and leasehold improvements               2,697,406          2,050,475
  Less accumulated depreciation                   (1,266,722)        (1,068,353)
                                              ---------------     --------------
                                                   1,430,684            982,122

Other assets                                         441,221            350,421
                                              ---------------     --------------
Total assets                                    $ 35,503,213       $ 40,916,461
                                              ===============     ==============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                              $    123,041       $    317,222
  Accrued compensation                               633,421            413,840
  Accrued license fee                                197,188            188,750
  Other accrued expenses                           1,725,021            629,253
  Current portion of notes payable                   373,795            356,153
                                              ---------------     --------------
     Total current liabilities                     3,052,466          1,905,218

Long-term portion of notes payable                   228,077            510,789

Stockholders' equity:
  Convertible preferred stock, no par value                -                  -
  Common stock, $0.001 par value                       9,519              9,502
  Additional paid-in capital                      57,229,036         57,372,411
  Accumulated deficit                            (24,838,206)       (18,436,607)
  Deferred compensation                             (177,679)          (444,852)
                                              ---------------     --------------

Total stockholders' equity                        32,222,670         38,500,454
                                              ---------------     --------------

Total liabilities and stockholders' equity      $ 35,503,213       $ 40,916,461
                                              ===============     ==============


See accompanying notes.                 3

                                                          PERCLOSE, INC.
                                                    STATEMENTS OF OPERATIONS
                                                           (unaudited)


                                                             Three Months Ended                        Nine Months Ended
                                                                December 31,                             December 31,
                                                    -------------------------------------     ------------------------------------
                                                         1996                1995                   1996               1995
                                                    ----------------   ------------------     -----------------   ----------------

Net revenues, product sales                           $     892,568       $      787,245          $  3,427,097       $  1,360,407

Operating expenses:
   Cost of goods sold, including
       manufacturing start-up expenses in 1995            1,228,147            1,150,855             3,451,303          3,419,169
   Research and development                               1,293,208              856,379             3,687,852          2,292,190
   Marketing, general, and administrative                 1,608,650              778,880             4,104,545          2,377,992
                                                    ----------------   ------------------     -----------------   ----------------
     Total operating expenses                             4,130,005            2,786,114            11,243,700          8,089,351
                                                    ----------------   ------------------     -----------------   ----------------

Loss from operations                                     (3,237,437)          (1,998,869)           (7,816,603)        (6,728,944)

Interest income                                             470,582              293,329             1,424,619            483,363
Interest expense                                            (30,023)             (42,572)              (94,433)          (128,332)
                                                    ----------------   ------------------     -----------------   ----------------
                                                            440,559              250,757             1,330,186            355,031
                                                    ----------------   ------------------     -----------------   ----------------

Net loss                                              $  (2,796,878)      $   (1,748,112)         $ (6,486,417)      $ (6,373,913)
                                                    ================   ==================     =================   ================

Net loss per share                                    $       (0.29)                              $      (0.68)
                                                    ================                          =================

Shares used in computing
     net loss per share                                   9,518,247                                  9,504,741
                                                    ================                          =================


Pro forma net loss per share                                              $        (0.21)                            $      (0.87)
                                                                       ==================                         ================

Shares used in computing
pro forma net loss per share                                                   8,455,095                                7,308,106
                                                                       ==================                         ================



See accompanying notes.                                         4

                                                         PERCLOSE, INC.
                                                   STATEMENTS OF CASH FLOWS
                                                          (unaudited)


                                                                                  Nine Months Ended
                                                                                    December 31,
                                                                     --------------------------------------------
                                                                             1996                   1995
                                                                     ---------------------   --------------------

Operating Activities
   Net loss                                                                 $  (6,486,417)         $  (6,373,913)
   Adjustments to reconcile net loss to net
    cash used in operating activities:
      Depreciation                                                                474,634                524,986
      Deferred compensation amortization                                           73,799                 85,226
   Changes in operating assets and liabilities:
      Accounts receivable                                                      (1,106,835)              (439,499)
      Other receivables                                                           (95,282)                69,301
      Inventory                                                                  (122,822)               420,459
      Prepaid expenses                                                           (102,532)              (209,182)
      Accounts payable                                                           (194,181)               111,351
      Accrued expenses                                                          1,323,787                333,666
                                                                     ---------------------   --------------------
          Net cash provided by (used in) operating activities                  (6,235,849)            (5,477,605)

Investing Activities
   Purchases of short-term investments                                        (16,107,716)           (13,958,863)
   Proceeds from sales and maturities of short-term investments                16,285,451              4,383,140
   Purchases of equipment and improvements                                       (923,196)              (341,238)
   Other Assets                                                                   (90,800)                44,888
                                                                     ---------------------   --------------------
          Net cash provided by (used in) investing activities                    (836,261)            (9,872,073)

Financing Activities
   Principal payments under capital
     lease obligations and notes payable                                         (265,070)              (218,939)
   Proceeds from borrowing on notes payable                                             -                236,279
   Proceeds from issuance of convertible preferred stock                                -              3,256,690
   Proceeds from issuance (retirements) of common stock                            97,412             34,262,737
   Repurchase of common stock                                                     (47,396)                     -
                                                                     ---------------------   --------------------
          Net cash provided by (used in) financing activities                    (215,054)            37,536,767

     Net increase (decrease) in cash and cash equivalents                      (7,287,164)            22,187,089

     Cash and cash equivalents at beginning of period                           9,803,777              3,743,592
                                                                     ---------------------   --------------------
     Cash and cash equivalents at end of period                             $   2,516,613          $  25,930,681
                                                                     =====================   ====================


See accompanying notes.

                                    PERCLOSE, INC.
                            NOTES TO FINANCIAL STATEMENTS
                                  December 31, 1996
                                     (Unaudited)


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

The Company's fiscal year ends on the last Friday in March. The Company's fiscal quarters end on the Friday closest to the end of each calendar quarter. The three months shown as having ended December 31, 1996 and 1995 actually ended on December 27, 1996 and December 29, 1995, respectively. For ease of presentation, the accompanying financial statements have been shown as ending on the last day of the calendar month.

Note 2.  Available-for-Sale Securities

At December 31, 1996 and March 31, 1996, all debt securities are designated as available-for-sale. Available-for-sale securities are carried at fair value with unrealized gains and losses, net of tax, reported in stockholders' equity. The amortized cost of available-for-sale debt securities is adjusted for the amortization of premiums and the accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in interest income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.

                                             PERCLOSE, INC.
                                      NOTES TO FINANCIAL STATEMENTS
                                            December 31, 1996
                                               (unaudited)


The following is a summary of available-for-sale securities at December 31, 1996:

                                                                 Gross
                                                  Amortized    Unrealized       Estimated
                                                    Cost       Gain (Loss)      Fair Value
                                                    ----       -----------      ----------

Obligations of federal government agencies       $  5,856,787  $    4,087      $  5,860,874

Corporate obligations, principally
  commercial paper and corporate notes           $ 24,590,556  $  (47,102)     $ 24,543,454
                                                 ------------  -----------     ------------

                                                 $ 30,447,343  $  (43,015)     $ 30,404,328
                                                 ============  ===========     ============

Amounts included in short term investments       $ 28,002,840  $  (43,015)     $ 27,959,825

Amounts included in cash and cash equivalents    $  2,444,503  $      -        $  2,444,503
                                                 ------------  -----------     ------------

                                                 $ 30,447,343  $  (43,015)     $ 30,404,328
                                                 ============  ===========     ============

The following is a summary of available-for-sale securities at March 31, 1996:

                                                                 Gross
                                                  Amortized    Unrealized       Estimated
                                                    Cost       Gain (Loss)      Fair Value
                                                    ----       -----------      ----------

Obligations of federal government agencies       $  2,966,642  $      -        $  2,966,642

Corporate obligations, principally
  commercial paper and corporate notes           $ 33,180,046  $ (127,833)     $ 33,052,213
                                                 ------------  -----------     ------------

                                                 $ 36,146,688  $ (127,833)     $ 36,018,855
                                                 ============  ===========     ============

Amounts included in short term investments       $ 28,180,575  $ (127,833)     $ 28,052,742

Amounts included in cash and cash equivalents    $  7,966,113  $      -        $  7,966,113
                                                 ------------  -----------     ------------

                                                 $ 36,146,688  $ (127,833)     $ 36,018,855
                                                 ============  ===========     ============


During the three and nine months ended December 31, 1996 and for fiscal year 1996 there were no gross realized gains or losses on sales of available-for-sale securities. Securities mature through August 1998. Available-for-sale securities at December 31, 1996 by contract maturity are shown below:

                                                                Estimated
                                                               Fair Value
                                                               -----------
Due in one year or less                                        $25,950,488
Due in one to two years                                        $ 4,453,840
                                                               -----------
                                                               $30,404,328
                                                               ===========

                                    PERCLOSE, INC.
                            NOTES TO FINANCIAL STATEMENTS
                                  December 31, 1996
                                     (Unaudited)



Note 3.  Inventories



             Inventories consist of the following:

                                                  December 31,       March 31,
                                                     1996              1996
                                                     ----              ----
                         Raw materials            $ 378,884          $ 226,808
                         Work-in-process            118,188            197,583
                         Finished goods             155,356            105,215
                                                    -------           --------
                                                  $ 652,428          $ 529,606
                                                  =========          =========

Note  4.  Net Loss Per Share

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

Pro forma net loss per share for the three and nine months ended December 31, 1995 has been computed as described above and also gives effect to the conversion of convertible preferred stock not included above that automatically converted upon completion of the Company's initial public offering from the original date of issuance.

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

In November 1996 the Company filed an application with the United States Food and Drug Administration ("FDA") for clearance of its Prostar systems for commercial sale in the United States under the Pre-Market Approval ("PMA") regulatory pathway. An IDE clinical trial for the Techstar systems was completed in July 1996 and the Company plans to submit a PMA Supplement application for clearance of the Techstar systems for sale in the United States after the PMA for the Prostar 9F and 11F systems are approved. An IDE clinical trial for the Prostar Plus systems was completed in December 1996 and, following completion of the clinical testing and data analysis, the Company also plans to submit a PMA Supplement application for clearance of the Prostar Plus systems for sale in the United States. The FDA has advised the Company that the PMA application for the Prostar systems will be reviewed on an expedited basis. There can, however, be no assurance that the Company will in fact receive expedited review of such PMA application or any PMA applications it submits for the Techstar or Prostar Plus systems, or as to when or whether the Company will receive approval of such PMA applications. Delays in or the failure to receive FDA approval of PMA applications would have a material adverse effect on the Company's business, financial condition and results of operations.

RESULTS OF OPERATIONS

Three months ended December 31, 1996 and 1995

Net revenues of $893,000 in the three months ended December 31, 1996 increased 13% compared with net revenues of $787,000 in the three months ended December 31, 1995 and were the result of increased Techstar and Prostar Plus shipments to international distributors. Sales attributable to the Company's German and Japanese distributor during the quarter were 60% and 20% of total sales, respectively.

Cost of goods sold, including manufacturing start-up costs in 1995, increased to $1,228,000 in the three months ended December 31, 1996 from $1,151,000 in the three months ended December 31, 1995. The modest increase in these expenditures reflects the manufacturing infrastructure that was put in place in 1995 to anticipate higher volumes of shipments for ensuing periods.

Research and development expenses increased 51% to $1,293,000 for the three months ended December 31, 1996 from $856,000 in the comparable prior year period. This increase was primarily the result of additional personnel required for new product development of the

Company's Prostar Plus and Techstar systems and the costs associated with the U.S. Prostar Plus clinical study.

Marketing, general and administrative expenses increased 106% to $1,609,000 in the three months ended December 31, 1996 from $779,000 in the three months ended December 31, 1995. The increase was primarily due to increases in personnel and costs associated with the expansion of the Company's European field sales force, sales and marketing expenditures.

Interest and other income increased to $471,000 for the three months ended December 31, 1996 from $293,000 for the three months ended December 31, 1995 primarily due to the lower cash balances in the 1995 period prior to the Company's initial public offering, which occurred on November 7, 1995. Interest expense remained approximately level at $30,000 for the three months ended December 31, 1996 compared with $43,000 for the three months ended December 31, 1995.

Nine months ended December 31, 1996 and 1995

Net revenues of $3,427,000 in the nine months ended December 31, 1996 increased 152% compared with net revenues of $1,360,000 in the nine months ended December 31, 1995 and were the result of increased Techstar and Prostar Plus shipments to international distributors, offset by lower sales to the Company's French distributor in the September and December 1996 quarters. In October 1996, the Company's French distributor was informed that the French government has decided to discontinue direct reimbursement to private French hospitals for the use of Perclose products. The Company and its distributor are currently formulating different reimbursement and marketing strategies for the Company's products in France. The Company experienced a lower rate of sales to France in the two most recent quarters and it is likely that the Company will, as a result of current reimbursement unavailability, experience a lower level in French sales in future fiscal periods than it obtained prior to the September and December quarters. Sales attributable to the Company's German, French and Japanese distributors during the nine months ended December 31, 1996 period were 64%, 13% and 13% of total sales, respectively.

Cost of goods sold, including manufacturing start-up costs in 1995, were $3,451,000 in the nine months ended December 31, 1996 versus $3,419,000 in the nine months ended December 31, 1995. The comparable figures reflect the manufacturing infrastructure that was put in place in 1995 that was needed to prepare for the manufacture of higher volumes of products in 1996.

Research and development expenses increased 61% to $3,688,000 for the nine months ended December 31, 1996 from $2,292,000 in the comparable prior year period. This increase was primarily a result of additional personnel required for new product development of the Company's Prostar Plus and Techstar systems and the costs associated with the U.S. Prostar Plus clinical study.

Marketing, general and administrative expenses increased 73% to $4,105,000 in the nine months ended December 31, 1996 from $2,378,000 in the nine months ended December 31, 1995. The increase was primarily due to increases in personnel and costs associated with the expansion of the Company's European field sales force, sales and marketing expenditures.

Interest and other income increased to $1,425,000 for the nine months ended December 31, 1996 from $483,000 for the nine months ended December 31, 1995 due to the lower cash balances in the 1995 period prior to the Company's initial public offering, which occurred on November 7, 1995. Interest expense decreased to $94,000 for the nine months ended December 31, 1996 compared with $128,000 for the nine months ended December 31, 1995 due to a leveling off of financing associated with capital expenditures.

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


LIQUIDITY AND CAPITAL RESOURCES

During the nine months period ended December 31, 1996 and 1995, the Company used cash to fund operations of $6.2 million and $5.5 million, respectively. The increase in cash used during the period ended December 31, 1996 was due to higher expenses associated with increased research and development activities, initiation of marketing and sales activities in international markets, increased general and administrative expenses to support increased operations and purchases of inventory to support international sales. The Company's expenditures for equipment and improvements were $923,000 for nine months ended December 31, 1996 versus $341,000 for nine months ended 1995 period and have aggregated $3.0 million since inception. The purchases during the last nine months were mainly for computer equipment and production equipment due to increased personnel hires and manufacturing activity, respectively.

The Company's principal source of liquidity at December 31, 1996 consists of cash, cash equivalents and short-term investments of $30.5 million.

The Company anticipates that its operating losses will continue for at least the next two years since it plans to expend substantial resources in funding clinical trials in support of regulatory approvals, and continues to expand research, development, marketing and sales activities. Although Perclose believes that current cash balances and short-term investments along with cash generated from the future sales of products will be sufficient to meet the Company's operating and capital requirements through calendar 1997, there can be no assurance that the Company will not require additional financing within this time frame. There can be no assurance that additional financing, if required, will be available on satisfactory terms or at all. In any event, Perclose may in the future seek to raise additional funds through bank facilities, debt or equity offerings or other sources of capital. Perclose's future liquidity and capital requirements will depend on numerous factors, including progress of the Company's clinical trials, actions relating to regulatory and reimbursement matters, the costs and timing of expansion of marketing, sales, manufacturing and product development activities, the extent to which the Company's products gain market acceptance, and competitive developments.


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

In November 1996 the Company filed an application with the United States Food and Drug Administration ("FDA") for clearance of its Prostar systems for commercial sale in the United States under the Pre-Market Approval ("PMA") regulatory pathway. An IDE clinical trial for the Techstar systems was completed in July 1996 and the Company plans to submit a PMA Supplement application for clearance of the Techstar systems for sale in the United States after the PMA for the Prostar 9F and 11F systems are approved. An IDE clinical trial for the Prostar Plus systems was completed in December 1996 and, following completion of the clinical testing and data analysis, the Company also plans to submit a PMA Supplement application for clearance of the Prostar Plus systems for sale in the United States. The FDA has advised the Company that the PMA application for the Prostar systems will be reviewed on an expedited basis. There can, however, be no assurance that the Company will in fact receive expedited review of such PMA application or any PMA applications it submits for the Techstar or Prostar Plus systems, or as to when or whether the Company will receive approval of such PMA applications. Delays in or the failure to receive FDA approval of PMA applications would have a material adverse effect on the Company's business, financial condition and results of operations.

There can be no assurance as to when or whether the Company will receive FDA clearance or approval for sale of the Prostar and/or Techstar systems in the United States. There can be no assurance that the Company's development efforts will be successful or that the Prostar, Techstar and Prostar Plus systems or any other product developed by the Company will be safe or effective, capable of being manufactured in commercial quantities at acceptable costs, approved by appropriate regulatory and reimbursement authorities or successfully marketed. Furthermore, because the Prostar, Techstar and Prostar Plus systems represent the Company's sole near-term product focus, the Company could be materially and adversely affected if these systems are not successfully commercialized. The Company, through its Japanese distributor, has applied for and received regulatory approval to sell the Prostar, Techstar and Prostar Plus systems in Japan and intends to commence clinical trials in Japan that will form the basis of an application for Japanese reimbursement approval. The Company has received certain reimbursement approvals in certain states in Germany. In October 1996, the Company's French distributor was informed that the French government has decided to discontinue direct reimbursement to private French hospitals for the use of Perclose products. The Company and its distributor are currently formulating different reimbursement and marketing strategies for the Company's products in France. The Company experienced a lower rate of sales to France in the two most recent quarters and it is likely that the Company will, as a result of current reimbursement unavailability, experience a lower level in French sales in future fiscal periods than it obtained prior to the September and December quarters.

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

Perclose has a limited history of operations and has experienced significant operating losses since inception. As of December 31, 1996 the Company had an accumulated deficit of $24.8 million. The Company has been primarily engaged in research and development of its percutaneous arterial access site closure products. The Company has generated only limited revenues from international sales in certain markets, which sales commenced in December 1994, and does not have experience in manufacturing, marketing or selling its products in quantities necessary for achieving profitability. Manufacturers often encounter difficulties in scaling up production of new products, including problems involving production yields, quality control and assurance, component supply and shortage of qualified personnel. Difficulties encountered by Perclose in manufacturing scale-up could have a material adverse effect on its business, financial condition and results of operation.

Perclose anticipates that substantially all of its future revenues from product sales will be derived from sales to its international distributors, unless and until it receives approval to market its products in the United States.
Perclose sells its products internationally to distributors who resell to hospitals. There can be no assurance that the Prostar, Techstar and Prostar Plus systems will be successfully commercialized or that the Company will achieve significant revenues from either international or domestic sales. Sales through international distributors are subject to risks, including the risk of financial instability and the risk that the distributors will not effectively promote the Company's products. Loss, termination or ineffectiveness of distributors could have a material adverse effect on the Company's international sales efforts and could result in the Company repurchasing unsold inventory from former distributors by virtue of local laws applicable to distribution relationships, provisions of distribution agreements or negotiated settlements entered into with such distributors.

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

       b) Reports on Form 8-K:     No reports on Form 8-K were filed by the
                                   Registrant during the quarter ended December
                                   31, 1996.


SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this 10-Q report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  February 5, 1997            PERCLOSE, INC.



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

                                    EXHIBIT INDEX

Exhibit                                                                   Page
Number              Exhibit Description                                  Number
-------        -------------------------------------------------------   ------

 1.1           Underwriting Agreement.                                     *

 2.1           Form of Merger Agreement for Delaware reincorporation.      *
 3.1           Articles of Incorporation of Perclose, Inc., a California
               corporation, as currently in effect.                        *
 3.2 Certificate of Incorporation of Perclose, Inc., a Delaware corporation, as in effect immediately following
               reincorporation.                                            *
 3.3           Form of Restated Certificate of Incorporation of the
               Company to be filed after the closing of the initial public
               offering.                                                   *
 3.4           Bylaws of the Registrant, as currently in effect.           *
 3.5           Bylaws of the Registrant, as in effect immediately
               following reincorporation.                                  *
 4.1           Specimen Common Stock Certificate.                          *
 5.1           Opinion of Wilson, Sonsini, Goodrich & Rosati, Professional
               Corporation.                                                *
10.1           Form of Indemnification Agreement between the Company and
               each of its directors and officers.                         *
10.2           1992 Stock Plan and form of Stock Option Agreement
               thereunder.                                                 *
10.3           1995 Director Option Plan.                                  *
10.4           1995 Employee Stock Purchase Plan and forms of agreements
               thereunder.                                                 *
10.5           Lease dated July 6, 1993 between Registrant and the
               David D. Bohanon Organization for facility located at
               199 Jefferson Drive, Menlo Park, California, as amended by
               First Amendment to Lease dated January 31, 1994.            *
10.6           Loan and Security Agreement dated September 29, 1994
               between the Registrant, Silicon Valley Bank and MMC/GATX Partnership No. I, as amended by Loan Modification
               Agreement.                                                  *
10.7           Shareholder Rights Agreement dated August 23, 1995 between the Registrant and certain holders of the Registrant's
               securities.                                                 *
10.8           Employment Agreement dated March 28, 1995 between the
               Registrant and Steve Van Dick.                              *
10.9           Agreement dated March 30, 1993 between Registrant and
               LocalMed, Inc.                                              *
11.1           Calculation of loss per share                               17
27.1           Edgar financial index tags  (EDGAR version only)            *

               * Incorporated by reference to the Registrant's Registration Statement on Form S - 1 (Registration No. 33-97128) filed on September 20, 1995.


                                                                                                           Exhibit 11.1
                                              PERCLOSE, INC.

                               Statement Re: Computations of Loss Per Share

                                                Three Months Ended                               Nine Months Ended
                                                   December 31,                                     December 31,
                                         ---------------------------------                ---------------------------------
                                               1996            1995                             1996            1995

HISTORICAL
----------

Net loss                                     $ (2,796,878)                                    $ (6,486,417)
                                         =================                                =================

Weighted average common
shares outstanding                              9,518,247                                        9,504,741
                                         =================                                =================

Net loss per share                           $      (0.29)                                    $      (0.68)
                                         =================                                =================


PRO FORMA
---------

 Net loss                                                    $ (1,748,112)                                    $ (6,373,913)
                                                          ================                                 ================

Weighted average common
shares outstanding                                              6,708,067                                        3,231,706

Convertible preferred stock                                     1,044,573                                        2,437,338

Shares related to SAB
No. 55, 64 and 83                                                 702,455                                        1,639,062
                                                          ----------------                                 ----------------

Total weighted average
 common shares outstanding                                      8,455,095                                        7,308,106
                                                          ================                                 ================

Net loss per share                                           $      (0.21)                                    $      (0.87)
                                                          ================                                 ================

                                                            17