Form 10-K405
period 1997-03-31
PERCLOSE INC
filed 1997-06-18
CIK 934438

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

(Mark One)
/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934.

    FOR THE FISCAL YEAR ENDED MARCH 31, 1997.

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

    FOR THE TRANSITION PERIOD FROM          TO          .

                        Commission File Number: 0-26890
                            ------------------------

                                 PERCLOSE, INC.

             (Exact name of registrant as specified in its charter)

             DELAWARE                   94-3154669
  (State or other jurisdiction of    (I.R.S. Employer
  incorporation or organization)      Identification
                                           No.)
 199 JEFFERSON DRIVE, MENLO PARK,          94025
                CAM
  (Address of principal executive       (Zip code)
             offices)

       Registrant's telephone number, including area code: (415) 473-3100
                            ------------------------

        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $0.001 par value

                                (Title of class)

                        Preferred Share Purchase Rights

                                (Title of class)

                         ------------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _/X/_ No ____

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes _/X/_

    The aggregate value of voting stock held by non-affiliates of the registrant was approximately $150,584,624 as of May 30, 1997, based upon the closing price of the Registrant's Common Stock reported for such date on the Nasdaq National Market. Shares of Common Stock held by each executive officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes. As of May 30, 1997, the registrant had outstanding 9,579,747 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Certain information is incorporated into Part III of this report by reference to the Proxy Statement for the registrant's 1997 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K. Certain information is incorporated into Parts II and IV of this report by reference to the Registrant's annual report to stockholders for the year ended March 31, 1997.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 PERCLOSE, INC.

                                     INDEX

                                                                                                           PAGE NUMBER
                                                                                                          -------------
PART I..................................................................................................            1

  Item 1.        BUSINESS...............................................................................            1
  Item 2.        PROPERTIES.............................................................................           18
  Item 3.        LEGAL PROCEEDINGS......................................................................           18
  Item 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS....................................           18

PART II.................................................................................................           18

  Item 5.        MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS..................           18
  Item 6.        SELECTED FINANCIAL DATA................................................................           18
  Item 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                   OPERATIONS...........................................................................           18
  Item 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA............................................           19
  Item 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE...           19

PART III................................................................................................           19

  Item 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.....................................           19
  Item 11.       EXECUTIVE COMPENSATION.................................................................           19
  Item 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.........................           19
  Item 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.........................................           19

PART IV.................................................................................................           20

  Item 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.......................           20

                                     PART I

ITEM 1.  BUSINESS

THE COMPANY

    Perclose, Inc. ("Perclose" or the "Company") was incorporated in California in March 1992 and reincorporated in Delaware in October 1995. Perclose designs, develops, manufactures and markets a family of minimally invasive systems used to surgically close arterial access sites in catheterization procedures such as angioplasty and angiography. The Company's proprietary, single-use systems are inserted through the same tract used during catheterization and enable the clinician to suture close the access site immediately following the catheterization. The Company's percutaneous vascular surgery ("PVS") systems are designed to provide routine, definitive closure by replicating results previously obtainable only through open surgery, without the associated risks and costs. The Company believes that its PVS products provide significant clinical and economic advantages over current compression methods of arterial access site closure. These advantages include achieving rapid hemostasis, reducing nursing time required to monitor patients, allowing early patient ambulation and discharge, enabling more efficient use of the catheterization laboratory and improving patient comfort. In addition, for certain high risk patients, such as those who have experienced a heart attack, the Company's products allow continuation of aggressive anticoagulation, thrombolytic or anti-restenosis drug therapy without increasing the risk of bleeding complications at the arterial access site.

    The Company commenced international shipments of its products in December 1994 and United States shipments in April 1997. These systems are currently marketed in Germany, France, the United Kingdom, Italy, Switzerland, Israel, Japan and the United States under regulatory approvals where required.

INDUSTRY OVERVIEW

    This Report on Form 10-K contains certain forward looking statements regarding future events with respect to the Company. Actual events or results may differ materially as a result of the factors described herein and in the documents incorporated herein by reference, including, in particular, those factors described under "Additional Risk Factors."

    THERAPEUTIC INTERVENTIONAL CARDIOLOGY MARKET. More than 6 million people in the United States have been diagnosed with coronary artery disease, which is a formation of atherosclerotic plaque that causes blood flow restrictions, or blockages, within the coronary arteries. These blockages can occur anywhere within the complex network of arteries that provide blood to the heart muscle. If left untreated, coronary artery disease can cause severe chest pain and lead to heart attacks. The principal means of treating coronary artery disease include coronary artery bypass grafting ("CABG"), a highly invasive open surgical procedure, and percutaneous transluminal coronary angioplasty ("balloon angioplasty") as well as other percutaneous catheter-based procedures including atherectomy and stenting. Since its clinical introduction in 1978, balloon angioplasty has emerged as the principal less invasive alternative to CABG. Industry sources estimate that there are approximately 850,000 balloon angioplasty, atherectomy, stenting and intra-aortic balloon pump procedures performed worldwide, including approximately 525,000 such procedures in the United States.

    At the beginning of a balloon angioplasty procedure, the physician initiates anticoagulation drug therapy, which is continued throughout the procedure. A local anesthetic is administered and a small incision is made in the groin area to gain access to the femoral artery, which is punctured to create an access site for catheterization devices. The cardiologist inserts an introducer sheath into the femoral artery and places a guiding catheter through the introducer sheath to create a path from outside the patient to the arteries of the heart. The cardiologist advances a small guidewire through the inside of the guiding catheter, into the coronary artery and across the site of the blockage. A balloon catheter is delivered over the guidewire through the inside of the guiding catheter into the artery and across the site of the blockage. The balloon is inflated to compress the blockage against the walls of the artery, thereby enlarging the diameter of the arterial lumen and increasing blood flow to the heart muscle. At the conclusion of the procedure, the cardiologist decides if the benefits of continued anticoagulation therapy that can prevent clot formation in the coronary arteries outweigh the increased risk of bleeding at the femoral artery access site. This decision influences the level of post-procedure nursing observation and the length of the hospital stay, which is typically one to three days.

    Other catheter-based therapeutic coronary procedures include atherectomy and stenting. Atherectomy encompasses several types of devices that are designed to remove atherosclerotic plaque that blocks blood flow in the arteries. These procedures include directional coronary atherectomy in which plaque is removed with a miniature cutting system, rotational atherectomy in which a high speed, rotating burr is used to grind plaque into microscopic particles, and laser atherectomy in which laser energy delivered through a fiber optic catheter is used to ablate plaque. Directional and rotational atherectomy devices often require introducer sheaths and catheters of greater diameter than balloon angioplasty catheters.

    Stents are implantable, metal, tube shaped devices delivered on a balloon catheter and permanently deployed at a blockage site to maintain increased lumen diameter by mechanically supporting the artery. Stenting procedures have been reported to reduce the risk of abrupt coronary artery closure, thereby creating the possibility for outpatient stenting due to a reduced need to keep patients under nursing observation post-procedure. The current potential for outpatient stenting is, however, limited by the inability to achieve predictable, sustained hemostasis of the arterial access site.

    DIAGNOSTIC CARDIOLOGY MARKET AND OTHER PERCUTANEOUS VASCULAR
PROCEDURES. Patients believed to have coronary artery disease typically undergo angiography to determine the extent and location of their arterial blockages. Angiography is a diagnostic procedure in which dye is delivered through a catheter directly into the coronary arteries. The patient's coronary arteries can be visualized using an x-ray imaging system that produces a real-time image. Similar to therapeutic interventional procedures, angiography is performed using a catheter placed into the vascular system through a puncture in the femoral artery. Industry sources estimate that angiography is performed annually on approximately 3.1 million patients worldwide including over 1.8 million patients in the United States. Angiography procedures represent a significant market opportunity for arterial closure devices because many of these patients are kept under nursing observation for several hours following the procedure primarily to confirm achievement of hemostasis.

    Many other catheterization procedures rely on percutaneous access to the vascular system through a puncture in the femoral artery. These procedures include peripheral vascular therapeutic and diagnostic procedures, of which approximately 285,000 and 2.7 million, respectively, are performed annually worldwide. These procedures may represent a significant market opportunity for arterial closure devices because many of these patients are kept under nursing observation following the procedure primarily to confirm achievement of hemostasis. Therefore, the availability of reliable arterial access site closure devices could facilitate early discharge of these patients. Percutaneous vascular surgery devices could also be used to close femoral artery access sites in interventional neuroradiology catheterization procedures, electrophysiology procedures to map and ablate cardiac arrhythmias and intra-aortic balloon pump procedures. In addition, emerging percutaneous catheterization procedures and other new interventional procedures, including catheter-based vascular grafts, cardiac pulmonary support procedures and percutaneous treatment of abdominal aortic aneurysms, may also represent new market opportunities for the Company's products.

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

    The arterial access site can be affected by other complications associated with current compression methods, including a hematoma in which a coagulated blood mass forms at the access site, a pseudoaneurysm in which blood continues to flow from the artery into the coagulated blood mass at the access site, femoral nerve damage from extended compression, and a vagal response characterized by a sharp drop in blood pressure. Patients often experience significant pain and discomfort during compression of the artery and in the period in which they are required to be immobile, and may require pain medication. Many patients report that the pain associated with compression of the artery and immobilization is the most uncomfortable and difficult aspect of the catheterization procedure.

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

PERCLOSE SOLUTION

    The Company believes that its percutaneous vascular surgery systems, which achieve rapid closure of arterial access sites following percutaneous catheterization procedures, overcome the clinical disadvantages of current closure methods and will enable catheterization laboratories to achieve increased operating efficiencies and cost savings. The Company's products enable the physician to suture arterial access sites percutaneously, providing a means of closure that has been possible only through open vascular surgery. Since the introduction of catheterization procedures, open vascular surgery has been the definitive method used to close arterial access sites that do not respond to conventional compression therapy. Open surgery requires a long incision in the patient's groin area, involves a significant recovery period and increases overall treatment costs. While surgeons can close the arterial access site with one or two sutures, the invasive nature of open surgery makes it unsuitable for routine use in catheterization patients. The Perclose systems are designed to provide routine, definitive closure by replicating through a minimally invasive procedure the results previously obtainable only through open surgery without the associated risks and costs. The ease of use of the Perclose systems is enhanced by the design of the products which relies on standard cardiovascular catheterization techniques.

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

OTHER CLOSURE DEVICES

    Several new closure devices have been developed in response to the need for improved methods of arterial access site closure following catheterization procedures. These devices include the Company's systems as well as collagen plug devices manufactured by two other companies. These collagen plug devices are delivered through a sheath and placed at the site of the femoral artery puncture. Both collagen plug devices have received PMA approval from the FDA. The Company believes that collagen plug devices do not fully and satisfactorily address the current need for an improved closure method. These collagen plugs still rely on the body's clotting function, which is enhanced by the presence of collagen, and may still require external pressure to achieve closure of the arterial access site. The Company's percutaneous vascular surgery systems provide a mechanical suture closure which aids in the natural healing process and, like open surgical repair, does not rely on the body's clotting function. The Perclose systems should therefore allow more aggressive anticoagulation and other drug therapy following catheterization.

BUSINESS STRATEGY

    The Company's is the leader in the design, development and commercialization of suture-based closure devices; its primary objective is to establish percutaneous vascular surgery using the Company's products as the standard of care for post-catheterization arterial access site management. The following are key elements of the Company's strategy:

      - DEMONSTRATE CLINICAL UTILITY AND COST-EFFECTIVENESS. The Company believes that percutaneous vascular surgical repair of arterial access sites decreases time to ambulation and discharge with lower treatment costs and improved comfort for all patients, and can reduce complication rates in high clinical need patients. The Company uses data collected from clinical trials to demonstrate the clinical and cost advantages of its products to physicians and health care payors.

      - FOCUSED MARKETING, SALES AND PHYSICIAN TRAINING. The Company's products are currently marketed to interventional cardiologists, radiologists and catheterization laboratory administrators. The Company commenced international shipments of its products in December 1994. These systems are currently marketed internationally in Germany, France, the United Kingdom, Italy, Switzerland, Israel and Japan under regulatory approvals where required. The Company markets its products in the United States through a direct sales organization. The Company believes that the majority of interventional catheterization procedures in the United States are performed in high volume catheterization laboratories, and that these institutions can be served by a relatively small, focused sales force. The

Company develops and maintains close working relationships with its customers to address their needs for products and services and to receive input regarding the Company's product development plans. The Company builds these relationships through focused physician training, which the Company believes will also be a key factor in encouraging cardiologists to use the Company's products. The Company will continue to provide a standardized, in-the-field training course in the markets it enters.

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

      - EXTENDING THE TECHNOLOGY PLATFORM. The Company intends to supply its core technology to other high value surgical areas that could benefit by remotely fixturing vascular tissue and precisely delivering needles and sutures to sites that are currently operated on using conventional surgical techniques.

    Two of the Company's products have been approved in the United States. The remainder of the Company's products cannot be sold commercially in the United States unless and until FDA approvals or clearances are obtained, and FDA approvals or clearances may not be received for several years, if at all. The Company's business is also subject to additional significant risks, including the dependence of the Company on the Prostar, Prostar Plus, Techstar and Techstar XL products, the lack of extensive clinical data demonstrating that certain of the Company's products are safe and effective and the risk that the Company's products will not gain market acceptance.

PRODUCTS AND TECHNOLOGY

    The Company currently has two product families, the Prostar and Techstar systems. The Prostar systems provide two sutures for closing arterial access sites ranging in diameter from 7 French (7F) to 11 French (11F). One French size is equal to one-third of a millimeter in diameter (3F=1mm). The Techstar systems use single-suture devices for suturing 6F and 7F arterial access sites. Products within each product family can have the added designation of Plus or XL. The Plus and XL designations signify the second and third generations, respectively, of the Prostar and Techstar systems evolution. The Plus and XL enhancements have reduced procedure time, increased ease of use, increased patient comfort and reduced manufacturing cost. The following table summarizes the markets addressed by and current status of each of the Company's products:

                                                     PRODUCT
                                                    FAMILY(1)
             TARGETED APPLICATIONS                -------------                       STATUS(2)
------------------------------------------------     PROSTAR     ----------------------------------------------------
               HIGH CLINICAL NEED                  (2 SUTURE)            UNITED STATES              INTERNATIONAL
------------------------------------------------  -------------  ------------------------------  --------------------
Anticoagulated Stents                                      8F    PMA Supplement Filed            Commercial Sales
Complicated Angioplasty
Atherectomy                                                9F    Commercial Sales                Not Marketed
Intra-aortic Balloon Pump
Electrophysiology Ablation                                10F    PMA Supplement Filed            Commercial Sales
Thrombolytic Drugs
Anti-Restenosis Drugs                                     11F    Commercial Sales                Not Marketed


                                                    TECHSTAR
           EARLY AMBULATION/DISCHARGE              (1 SUTURE)            UNITED STATES              INTERNATIONAL
------------------------------------------------  -------------  ------------------------------  --------------------
Stents                                                     6F    PMA Supplement Filed            Commercial Sales
Angioplasty
Peripheral Radiology                                       7F    PMA Supplement Planned          Commercial Sales
Interventional Neuroradiology
Diagnostic Angiography
Peripheral Radiology                                      6FS    PMA Supplement Planned          Commercial Sales

------------------------

(1) "F" refers to French size. 1 French is equal to 1/3 millimeter in diameter. "6FS" refers to a 6F short length Perclose system.

(2) Commercial sales occur in Germany, France, the United Kingdom, Italy, Switzerland, Israel, Japan and the United States.

    PROSTAR AR SYSTEMS AND PROCEDURE. Prostar systems are sterile, single-use systems which, as currently configured, consist of a four-needle, two-suture Prostar Percutaneous Vascular Surgical Device, a Prostar Pre-Dilator (for the 9F and 11F sizes only), a Perclose Knot Pusher, and a Prostar Guidewire (sizes 9F and 11F only). The Prostar system is currently marketed internationally in 8F and 10F sizes and is marketed in the United States in the 9F and 11F sizes. The 8F, 9F and 10F systems are suitable for arterial access sites dilated by 7F to 10F introducer sheaths used during balloon angioplasty, stenting, and rotational atherectomy procedures. The 11F system is used to close puncture sites dilated by 10F or 11F introducer sheaths used during directional coronary atherectomy and intra-aortic balloon pump procedures.

    At the end of the catheterization procedure, the introducer sheath used in the procedure is removed utilizing a standard over-the-wire exchange technique. For the Prostar 9F and 11F systems, the Prostar Pre-Dilator is inserted to expand the tract from the skin incision to the artery to assist in positioning the Prostar Percutaneous Vascular Surgical Device. Once the pre-dilation of the tract from the skin incision to the artery is complete, another over-the-wire exchange is performed. Next, the flexible sheath of the Prostar Percutaneous Vascular Surgical Device is inserted in the artery over a guidewire. The unique design of the device allows the physician to maintain hemostasis throughout the procedure. The device includes two marker ports in the needle guide, proximal to the tips of the needles. Arterial blood flow into the marker ports indicates that the device has been properly positioned with the needles and sutures inside the arterial lumen. Once positioned, the pull handle is drawn away from the patient, deploying the needles and sutures. As the needles advance toward the artery wall, they are guided by a ramp that precisely positions the needles around the arterial access site. The needles are captured in the barrel of the device which also positions the needles for removal. Two needles, each attached to the end of a single suture, will create one surgical stitch. The needles are removed from the device and detached from the sutures which are then tied in a standard surgical square knot. The device is removed and the knots are advanced to the arterial access site with the Perclose Knot Pusher. The knots can be further secured with additional throws, which are also advanced with the Knot Pusher.

    TECHSTAR SYSTEMS. Techstar systems are sterile, single-use systems which consist of a two-needle, single-suture Techstar Percutaneous Vascular Surgical Device and a Perclose Knot Pusher. The Techstar system is currently marketed internationally in 6F, 7F and 6FS (short) sizes. The 6F diameter system is suitable for closure of arterial access sites in therapeutic and diagnostic procedures having puncture sites dilated by 6F or smaller introducer sheaths while the 7F diameter system is suitable for closure of puncture sites dilated by 7F interventional and diagnostic introducer sheaths. The Techstar 6FS diameter system is shorter in length than the Techstar 6F and is suitable for use after peripheral diagnostic and interventional procedures for vascular disease of the lower legs.

    Significant differences of the configuration of the second generation designs include a rotating barrel that eliminates the need for a separate pre-dilator and a monorail configuration that eliminates the need for an additional guidewire. These features, together with several other design changes, improve ease of use and ease of manufacturability and reduce manufacturing cost. The XL, or third generation, design further increases the operator's ease of use of the device and reduces the procedure time to less than five minutes.

CLINICAL AND REGULATORY STATUS

    Perclose systems are currently being marketed in internationally in Germany, France, the United Kingdom, Italy, Switzerland, Israel and Japan under regulatory approvals where required. The Company obtained CE mark certification in 1996 which allows it to market its products in all member European Union countries without obtaining country specific approvals and to ship its products to European Union countries directly from its United States manufacturing facility.

    In April 1997 the Company received approval from the United States Food and Drug Administration for clearance of its Prostar systems for commercial sale in the United States under the Pre-Market Approval regulatory pathway. In May 1997 the Company filed an application with the FDA for clearance of its Techstar systems for commercial sale in the United States under the Pre-Market Approval Supplement regulatory pathway and in June 1997 the Company submitted a PMA Supplement application for clearance of the Prostar Plus and Prostar XL systems for sale in the United States.

    The Company, through Getz Brothers Company Ltd., its Japanese distributor, has received regulatory approval to market the Prostar, Prostar Plus, Techstar and Techstar XL systems in Japan and intends to commence clinical trials in Japan that will form the basis for an application for reimbursement approvals in the Japanese health care system. The Company's distributor will be responsible for management of clinical trials and obtaining reimbursement approval for the Company's products in Japan, and there can be no assurance that such reimbursement approvals will be obtained in a timely manner or at all.

MARKETING AND DISTRIBUTION

    The Company's international sales and marketing strategy is to focus on interventional cardiologists and radiologists through established distributors in major international markets, subject to required regulatory approvals. Perclose systems are marketed internationally in Germany, France, the United Kingdom, Italy, Switzerland, Israel and Japan through independent distributors. The Company generally operates under written distribution agreements with its distributors, although the Company does not have written agreements with certain distributors, typically those in smaller markets. Distributors with which the Company has distribution agreements generally have the exclusive right to sell the Company's products within a defined territory. These distributors also typically market other medical products, although the Company generally seeks to obtain covenants from its distributors prohibiting them from marketing medical devices that compete directly with the Company's products. The Company's distributors typically purchase the Company's products at a discount from the end user list price and resell the products to hospitals and clinics. Sales to international distributors are denominated in United States dollars. The end-user price is determined by the distributor and varies from country to country. The Company also has eight persons directly involved with physician training and assisting distributors that are assigned to European and Asian territories.

    All of the Company's revenues through March 31, 1997 were derived from export sales to international distributors, primarily in Europe, none of which are affiliated with the Company. Sales to A.D. Krauth & Co. GmbH, Medicorp and Getz Brothers Company Ltd., the Company's German, French and Japanese distributors, respectively, accounted for approximately 59%, 15% and 15%, respectively, of net sales for the fiscal year ended March 31, 1997.

    The Company markets its products in the United States through a direct sales organization. The Company believes that the majority of interventional catheterization procedures in the United States are performed in high volume catheterization laboratories, and that these institutions can be served by a relatively small, focused sales force. The Company develops and maintains close working relationships with its customers to address their needs for products and services and to receive input regarding the Company's product development plans. The Company builds these relationships through focused physician training, which the Company believes will also be a key factor in encouraging cardiologists to use the Company's products. The Company provides a standardized, in-the-field training course in the markets it enters.

    As the Company expands existing product lines and introduces systems for new applications, the Company will broaden its marketing and sales activities to reach key practitioners, clinicians and administrators in markets targeted by the Company.

RESEARCH AND DEVELOPMENT

    The Company's research and development activities are performed internally by a 14 person research and development staff. Future research and development efforts are expected to involve application of the Company's core arterial access site closure technology to other catheterization procedures, including vascular grafts, treatment of abdominal aortic aneurysms and cardiac pulmonary support procedures. The large diameter catheter devices used in these procedures make closure of the arterial access site difficult with conventional compression methods. The Company believes that larger diameter versions of its current products could be used for closure of arterial access sites in these procedures, making it feasible to perform such procedures in a minimally invasive manner. In addition, the Company intends to apply its core technology to other high value surgical areas that could benefit by remotely fixturing vascular tissue and precisely delivering needles and sutures where current conventional surgical techniques are used.

    Research and development expenses for fiscal 1995, 1996 and 1997 were $3.1 million, $3.1 million and $4.7 million respectively.

MANUFACTURING

    The Company currently manufactures its products for the United States market in its class 10,000 clean room facility in Menlo Park, California. The Company has also entered into an agreement with AorTech Europe, a contract manufacturer located in Glasgow, Scotland. For international markets, the Company manufactures subassemblies of its products at its Menlo Park facility with final assembly occurring at AorTech. AorTech performs final assembly, packaging, and ships the Company's products to distributors outside the United States. AorTech Europe is ISO 9002 certified and operates a class 10,000 clean room. The Company has received the CE Mark from the European Union and plans to reduce its reliance on AorTech in the future and consolidate its manufacturing activity at its Menlo Park, California facility in fiscal 1998.

    The Company purchases components from various suppliers and relies on single sources for several parts. To date, the Company has not experienced any significant adverse affects resulting from shortages of components. Delays associated with any future part shortages, particularly as the Company scales up its manufacturing activities in support of international distributor orders and commercial sales in the United States, would have a material adverse effect on the Company's business, financial condition and results of operations. The Company does not have experience in manufacturing its products in large scale commercial quantities. Manufacturers often encounter difficulties in scaling up production of new products, including problems involving production yields, quality control and assurance, component supply and lack of qualified personnel. Difficulties encountered by the Company in manufacturing scale-up could have a material adverse effect on its business, financial condition and results of operations.

COMPETITION

    Competition in the emerging market for arterial access site closure devices is expected to be intense and to increase. The Perclose systems compete against conventional manual compression devices, mechanical compression devices and newer collagen plugs. Several companies supply C-clamp devices and C.R. Bard markets the Femostop compression arch. Datascope and Kensey Nash have received PMA approval from the FDA for products that use collagen plugs to achieve hemostasis. American Home Products has exclusive distribution rights to the Kensey-Nash device in the United States and internationally. Several other companies are reported to be developing or have tried to develop arterial closure devices, some of which have an established presence in the field of interventional cardiology, including Boston Scientific Corporation, C.R. Bard, Schneider (a subsidiary of Pfizer, Inc.), United States Surgical Corporation, Global Therapeutics Inc. and Guidant Corporation. Many of the Company's competitors have substantially greater name recognition and financial resources than the Company and also have greater resources and expertise in the areas of research and development, obtaining regulatory approvals, manufacturing and marketing. There can be no assurance that the Company's competitors will not succeed in developing and marketing technologies and products that are more effective than those developed and marketed by the Company or that would render the Company's technology and products obsolete or noncompetitive. Additionally, there is no assurance that the Company will be able to compete effectively against such competitors in terms of manufacturing, marketing and sales. Also, there can be no assurance that the Company's products will be able to demonstrate clinical efficacy or cost effectiveness advantages over competing products, or that clinical trials will demonstrate such advantages.

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

PATENTS AND PROPRIETARY RIGHTS

    Perclose's policy is to protect its proprietary position by, among other methods, filing United States and foreign patent applications to protect technology, inventions and improvements that are important to its business. The Company has three issued United States patents covering certain aspects of the percutaneous suturing technology used in the Company's products and has exclusive licenses under two additional issued patents relating to a different method of percutaneous suturing not currently employed by the Company's products. The Company has six United States patent applications pending in the areas of device design, percutaneous suturing for vascular puncture sites and accessory devices. The Company has also licensed, on a nonexclusive basis, certain coating technology used in its products. Under the license, the Company is obligated to pay royalties on sales of products using this coating technology. The Company has also filed several international patent applications corresponding to certain of its United States patent applications.

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

GOVERNMENT REGULATION

    UNITED STATES REGULATION. The Company's systems are regulated in the United States as medical devices by the FDA under the Federal Food, Drug, and Cosmetic Act ("FDC Act") and require premarket clearance or approval by the FDA prior to commercialization. In addition, certain material changes or modifications to medical devices also are subject to FDA review and clearance or approval. Pursuant to the FDC Act, the FDA regulates the research, testing, manufacture, safety, labeling, storage, record keeping, advertising, distribution and production of medical devices in the United States. Noncompliance with applicable requirements can result in warning letters, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure of the government to grant premarket clearance or premarket approval for devices, and criminal prosecution. Medical devices are classified into one of three classes, Class I, II or III, on the basis of the controls deemed by the FDA to be necessary to reasonably ensure their safety and effectiveness. Class I devices are subject to general controls (e.g., labeling, premarket notification and adherence to GMPs). Class II devices are subject to general controls and to special controls (e.g., performance standards, postmarket surveillance, patient registries and FDA guidelines). Generally, Class III devices are those which must receive premarket approval by the FDA to ensure their safety and effectiveness (e.g., life-sustaining, life-supporting and implantable devices, or new devices which have not been found substantially equivalent to legally marketed devices), and require clinical testing to ensure safety and effectiveness and FDA approval prior to marketing and distribution. The FDA also has the authority to require clinical testing of Class I and Class II devices. A PMA application must be filed if the proposed device is not substantially equivalent to a legally marketed predicate device or if it is a Class II device for which the FDA has called for such applications.

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

    The Company received approval of a PMA application with the FDA to sell the Prostar systems commercially in the United States and has filed PMA Supplement applications for the Techstar, Techstar XL, Prostar Plus and Prostar XL systems. There can be no assurance that the Company will be able to obtain further PMA application approvals to market its systems, or any other products, on a timely basis, if at all, and delays in receipt or failure to receive such approvals, the loss of previously received approvals, or failure to comply with existing or future regulatory requirements could have a material adverse effect on the Company's business, financial condition and results of operations.

    The Company is also required to register as a medical device manufacturer with the FDA and state agencies, such as the CDHS, and to list its products with the FDA. The Company has been inspected and been approved by both the FDA and the CDHS for compliance with the FDA's GMP and other applicable regulations. These regulations require that the Company manufacture its products and maintain its documents in a prescribed manner with respect to manufacturing, testing and control activities. Further, the Company is required to comply with various FDA requirements for design, safety, advertising and labeling. in June 1995, the Company's Menlo Park, California facility was inspected by the CDHS, and the Company was subsequently granted a California medical device manufacturing license.

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

    INTERNATIONAL REGULATION. International sales of the Company's products are subject to the regulatory agency product registration requirements of each country. The regulatory review process varies from country to country. The Company's distributors have obtained regulatory approval in several international markets. At this time, the 8F and 10F Prostar systems and the 6F, 7F and 6FS Techstar systems are being marketed in Germany, France, the United Kingdom, the Italy, Switzerland, Israel and Japan under regulatory approvals where required.

    The Company has implemented policies and procedures to allow the Company to receive ISO 9001 qualification of its processes. The ISO 9000 series of standards for quality operations has been developed to ensure that companies know the standards of quality to which they must adhere to receive certification. The European Union has promulgated rules which require that medical products receive by mid-1998 the right to affix the CE mark, an international symbol of adherence to quality assurance standards and compliance with applicable European medical device directives. ISO 9000 certification is one of the CE mark certification requirements. In July 1996 the Company received the CE mark certification.

    The Company, through its Japanese distributor, has received regulatory approval for commercial sale of its products in Japan and intends to commence clinical trials in Japan that will form the basis of an application for reimbursement approvals in the Japanese health care system. The Company's distributor will be responsible for management of clinical trials and obtaining reimbursement approval for the Prostar and Techstar systems in Japan. There can be no assurance such approvals will be obtained in a timely manner or at all.

THIRD-PARTY REIMBURSEMENT

    Market acceptance of the Company's products in international markets may be dependent in part upon the availability of reimbursement within prevailing health care payment systems. However, in general, the Company's customers do not receive specific, cost based direct reimbursement for the use of Perclose products.

    Reimbursement and health care payment systems in international markets vary significantly by country. The main types of health care payment systems in international markets are government sponsored health care and private insurance. Countries with government sponsored health care, such as the United Kingdom, have a centralized, nationalized health care system. New devices are brought into the system through negotiations between departments at individual hospitals at the time of budgeting. In most foreign countries, there are also private insurance systems that may offer payments for alternative therapies. Although not as prevalent as in the United States, health maintenance organizations are emerging in certain European countries. Currently, users of the Company's products in Germany have obtained reimbursement from certain private payors. The Company's products have also been purchased by hospitals in nationalized systems in the United Kingdom and Canada. The Company received governmental reimbursement approvals for private hospitals in France that was subsequently withdrawn in October 1996. The Company is attempting to restore its reimbursement with the French health care regulatory authorities. Through its local distributor, the Company intends to undertake clinical studies in Japan to support governmental reimbursement approvals. The Company may not receive reimbursement approvals in Japan in a timely manner, or at all. The Company may seek additional international reimbursement approvals, although there can be no assurance that any such approvals will be obtained in a timely manner, or at all, and failure to receive additional international reimbursement approvals could have an adverse effect on market acceptance of the Company's products in the international markets in which such approvals are sought.

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

    Separate reimbursement for the Company's products is not expected to be available in the United States and there can be no assurance that reimbursement for the Company's products will be available in international markets under either governmental or private reimbursement systems. Furthermore, the Company could be adversely affected by changes in reimbursement policies of governmental or private health care payors, particularly to the extent any such changes affect reimbursement for therapeutic or diagnostic catheterization procedures in which the Company's products are used. Failure by physicians, hospitals and other users of the Company's products to obtain sufficient reimbursement from health care payors for procedures in which the Company's products are used or adverse changes in governmental and private third party payors' policies toward reimbursement for such procedures would have a material adverse effect on the Company's business, financial condition and results of operations.

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

EMPLOYEES

    As of May 31, 1997, the Company had 132 full-time employees. Approximately 14 persons were engaged in research and development activities, 57 persons were engaged in manufacturing and manufacturing engineering, nine persons were engaged in quality assurance and regulatory affairs, 41 persons were engaged in sales and marketing and 11 persons were engaged in general and administrative functions. No employees are covered by collective bargaining agreements, and the Company believes it maintains good relations with its employees. The Company is dependent upon a number of key management and technical personnel, and the loss of services of one or more key employees would have a material adverse effect on the Company.

ADDITIONAL RISK FACTORS

    LIMITED OPERATING HISTORY. The Company has a limited history of operations. Since its inception in March 1992 through 1994, the Company was primarily engaged in research and development of its percutaneous arterial access site closure products. Since December 1994, the Company has generated limited revenues from international sales in certain markets and since May 1997 has generated limited revenues from the United States. The Company does not have experience in manufacturing, marketing or selling its products in quantities necessary for achieving profitability. There can be no assurance that the Company's product systems will be further commercialized or that the Company will achieve significant revenues from either international or United States sales. In addition, there can be no assurance that the Company will achieve or sustain profitability in the future.

    HISTORY OF LOSSES AND EXPECTATION OF FUTURE LOSSES. The Company has experienced significant operating losses since inception and, as of March 31, 1997, had an accumulated deficit of $28.0 million. The development and further commercialization of the Company's current products and other new products, if any, will require substantial development, clinical, regulatory, manufacturing and other expenditures. The Company expects its operating losses to continue for at least the next year as it continues to expend substantial resources in funding clinical trials in support of regulatory and reimbursement approvals, expansion of manufacturing, marketing and sales activities and research and development.

    FLUCTUATIONS IN OPERATING RESULTS. The Company's results of operations may fluctuate significantly from quarter to quarter and will depend upon numerous factors, including actions relating to regulatory and reimbursement matters, progress of clinical trials, the extent to which the Company's products gain market acceptance, introduction of alternative means from arterial access site closure and competition. Results of operations will also be affected by the timing of orders received from distributors, the extent to which the Company expands its international distribution network and the ability of distributors to effectively promote the Company's products.

    DEPENDENCE UPON INTERNATIONAL OPERATIONS AND SALES. Prior to May 1997 all of the Company's product sales were outside the United States. The Company currently relies on contract manufacturers in Europe for final assembly, sterilization, testing, packaging and shipment of products sold internationally. The Company markets and sells its products outside the United States primarily through a network of international distributors, and the Company's international sales are largely dependent on the marketing efforts of, and sales by, these distributors. Sales through distributors and use of international contract manufacturers are subject to several risks, including the risk of financial instability of distributors or contract manufacturers, the risk of manufacturing and quality control problems with contract manufacturers and the risk that distributors will not effectively promote the Company's products. Loss or termination of distribution relationships could have a material adverse affect on the Company's international sales efforts and could result in the Company repurchasing unsold inventory from former distributors by virtue of local laws applicable to distribution relationships, provisions of distribution agreements or negotiated settlements entered into with such distributors.

    A number of risks are inherent in international operations and transactions. International sales and operations may be limited or disrupted by the imposition of government controls, export license requirements, political instability, trade restrictions, changes in tariffs, difficulties in staffing and coordinating communications among and managing international operations. Additionally, the Company's business, financial condition and results of operations may be adversely affected by fluctuations in international currency exchange rates as well as increases in duty rates, difficulties in obtaining export licenses, constraints on its ability to maintain or increase prices, and competition. There can be no assurance that the Company will be able to successfully commercialize the Prostar or Techstar system or any future product in any international market.

    LIMITED SALES AND MARKETING EXPERIENCE. The Company has only limited experience marketing and selling its products and does not have experience marketing and selling its products in commercial quantities. The Company currently has a limited network of distributors that cover certain European countries, Japan and Israel. The Company has established a direct sales force in the United States. Establishing marketing and sales capability sufficient to support sales in commercial quantities will require significant resources, and there can be no assurance that the Company will be able to retain direct sales personnel or that future sales efforts of the Company will be successful.

    RISK OF INADEQUATE FUNDING. The Company plans to continue to expend substantial funds for clinical trials in support of regulatory and reimbursement approvals, expansion of sales and marketing activities, research and development, and establishment of commercial-scale manufacturing capabilities. The Company may be required to expend greater-than-anticipated funds if unforeseen difficulties arise in the course of clinical trials of the Perclose systems, in connection with obtaining necessary regulatory and reimbursement approvals or in other aspects of the Company's business. Although the Company believes that its current cash balances and cash generated from the future sale of products will be sufficient to meet the Company's operating and capital requirements through calendar 1998, there can be no assurance that the Company will not require additional financing within this time frame. The Company's future liquidity and capital requirements will depend upon numerous factors, including the progress of the Company's clinical trials, actions relating to regulatory and reimbursement matters, the costs and timing of expansion of marketing, sales, manufacturing and product development activities, the extent to which the Company's products gain market acceptance, and competitive developments. Any additional required financing may not be available on satisfactory terms, if at all. Future equity financings may result in dilution to the holders of the Company's Common Stock.

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

    The executive officers of the Registrant, who are elected by the board of directors, are as follows:

NAME                                 AGE                                      POSITION
--------------------------------     ---     --------------------------------------------------------------------------
Henry A. Plain, Jr..............  39         President, Chief Executive Officer and Director

Randolph E. Campbell............  40         Vice President, Operations

Jeffrey M. Closs................  36         Vice President, International Sales and Marketing

Ronald W. Songer................  39         Vice President, Research and Development

Kenneth E. Ludlum...............  44         Vice President, Finance and Administration and Chief Financial Officer

Coy F. Blevins..................  49         Vice President, U.S. Sales

John G. McCutcheon..............  36         Vice President, Marketing

    MR. PLAIN joined Perclose in February 1993 as President and Chief Executive Officer and a member of the Company's board of directors. From 1981 until joining the Company, Mr. Plain held various management positions in the pharmaceutical, agricultural and medical device units of Eli Lilly and Company ("Lilly"), a diversified pharmaceutical and medical products company, serving most recently as Director of Worldwide Manufacturing Human Resources from November 1992 to February 1993. Mr. Plain served as Director of Marketing at Devices for Vascular Intervention ("DVI"), then a subsidiary of Lilly, from June 1991 to November 1992 and as Human Resource Manager at DVI from February 1990 through June 1991. Mr. Plain holds a B.S. in Finance from the University of Missouri.

    MR. CAMPBELL joined Perclose in January 1994 as Vice President of Operations. From 1986 until joining the Company, Mr. Campbell held various management positions at DVI, serving most recently as Director of Manufacturing Engineering from 1992 to 1994 and previously as Director of Product Development from 1990 to 1992. Mr. Campbell holds a B.S. in Chemical Engineering from the University of California at Berkeley.

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

    MR. LUDLUM joined Perclose as Vice President of Finance and Administration and Chief Financial Officer in May 1996. From November 1995 until joining Perclose, Mr. Ludlum was an independent business and financial consultant to health care and high growth companies. From November 1993 to November 1995, Mr. Ludlum was Vice President, Finance & Administration and Chief Financial Officer of RiboGene, Inc., a biopharmaceutical company. From December 1991 to November 1993, Mr. Ludlum was Vice President, Finance and Administration, Treasurer, Chief Financial Officer and Secretary of Alteon Inc., a publicly traded biopharmaceutical company developing therapies for diabetes. From 1986 to December 1991, Mr. Ludlum held various positions with Montgomery Securities, most recently as a Partner in the health care finance group. Mr. Ludlum holds a B.S. in business from Lehigh University and an M.B.A. from Columbia Business School.

    MR. BLEVINS joined Perclose as Director of U.S. Sales in January 1994 and was promoted to Vice President, U.S. Sales in July 1996. From 1990 through 1993 Mr. Blevins was a Regional Sales Manager with DVI.

    MR. MCCUTCHEON joined Perclose in January 1994 as Director of Marketing. In July 1996 Mr. McCutcheon was promoted to Vide President, Marketing. From 1992 until joining the Company, Mr. McCutcheon was Marketing Manager at DVI. Form 1985 to 1992, Mr. McCutcheon held positions in sales and marketing with the Bentley Laboratories Division of Baxter Healthcare Corporation. Mr. McCutcheon holds a B.A. in Economics and in Psychology and an M.B.A., both from the University of California, Los Angeles.

ITEM 2.  PROPERTIES

    The Company leases approximately 31,000 square feet consisting of two adjacent facilities in Menlo Park, California. One of these facilities has an environmental controlled, class 10,000 clean room for medical device assembly together with warehouse, laboratory and office space. The facility leases have terms expiring in August 1998 and February 1999. The Company believes its facilities are adequate to meet its immediate requirements but is planning to relocate to a larger facility in calendar 1998.

ITEM 3.  LEGAL PROCEEDINGS

    The Company is not party to any legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's Common Stock is traded on the Nasdaq National Market (ticker symbol PERC). The approximate number of record holders of the Company's Common Stock at May 30, 1997 was 289. The Company has not paid any dividends since its inception and does not intend to pay any dividends in the foreseeable future.

    The Company completed an initial public offering of 2,500,000 shares of Common Stock in November 1995. Prior to the initial public offering, the Company's Common Stock was not publicly traded.

    Quarterly high and low bid prices of the Company's Common Stock are as follows:

QUARTER ENDED                                                                  HIGH        LOW
---------------------------------------------------------------------------  ---------  ---------
Fiscal Year Ended March 31, 1996
        11/7/95-12/31/95...................................................  $19 1/8    $12 3/4
        Quarter Ended 3/31/96..............................................   26 1/4       15
Fiscal Year Ended March 31, 1997
        Quarter Ended 6/30/96..............................................   24 3/4     20 1/2
        Quarter Ended 9/30/96..............................................   23 1/4       13
        Quarter Ended 12/31/96.............................................   24 1/4       16
        Quarter Ended 3/31/97..............................................   27 3/4       19

ITEM 6.  SELECTED FINANCIAL DATA

    The information required by this item is incorporated by reference to the portion of the Registrant's 1997 annual report to stockholders entitled "Selected Financial Data" and is included in Exhibit 13.1 to this report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The information required by this item is incorporated by reference to the portion of the Registrant's 1997 annual report to stockholders entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is included in Exhibit 13.1 to this report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The information required by this item is incorporated by reference to the portion of the Registrant's 1997 annual report to stockholders entitled "Financial Statements" and is included in Exhibit 13.1 to this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

                                    PART III

    Certain information required by Part III is omitted from this Report on Form 10-K in that the Registrant will file a definitive proxy statement within 120 days after the end of its fiscal year pursuant to Regulation 14A with respect to the 1997 Annual Meeting of Stockholders (the "Proxy Statement") to be held July 15, 1997 and certain information included therein is incorporated herein by reference.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this item relating to directors is incorporated by reference to the information under the caption "Proposal No. 1 -- Election of Directors" in the Proxy Statement.

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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A) 1.  FINANCIAL STATEMENTS

       The following Financial Statements of Perclose, Inc. and Report of Ernst & Young LLP, Independent Auditors are incorporated by reference in the respective portions of the Registrant's 1997 annual report to stockholders included in Exhibit 13.1 to this report:

           Report of Ernst & Young LLP, Independent Auditors

           Balance Sheets, March 31, 1997 and 1996

           Statements of Operations, Years Ended March 31, 1997, 1996 and 1995

           Statements of Stockholders' Equity, Years Ended March 31, 1997, 1996 and 1995

           Statements of Cash Flows, Years Ended March 31, 1997, 1996 and 1995

           Notes to Financial Statements

    2.  FINANCIAL STATEMENT SCHEDULES

       The financial statement schedule entitled "Valuation and Qualifying Accounts" is included at page S-1 of this Form 10-K.

       All other schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or the notes thereto.

    3.  EXHIBITS

       Refer to (c) below.

(B) REPORTS ON FORM 8-K

    The Company was not required to and did not file any reports on Form 8-K during the three months ended March 31, 1997.

(C) EXHIBITS

 EXHIBIT
   NO.                                                   DESCRIPTION
---------  -------------------------------------------------------------------------------------------------------
 3.1(1)    Restated Certificate of Incorporation.

 3.2(1)    Bylaws of the Registrant.

 3.3(2)    Certificate of Designations of Rights, Preferences and Privileges of Series A Participating Preferred
             Stock.

 3.4(2)    Preferred Shares Rights Agreement, dated as of January 27, 1997.

 4.1(1)    Specimen Common Stock Certificate.

10.1(1)    Form of Indemnification Agreement between the Company and each of its directors and officers.

10.2(1)    1992 Stock Plan and form of Stock Option Agreement thereunder.

10.3(1)    1995 Director Option Plan.

10.4(1)    1995 Employee Stock Purchase Plan and forms of agreements thereunder.

 EXHIBIT
   NO.                                                   DESCRIPTION
---------  -------------------------------------------------------------------------------------------------------
10.5(1)    Lease Agreement (the "Lease Agreement") dated July 6, 1993 between Registrant and the David D. Bohanon
             Organization for facility located at 199 Jefferson Drive, Menlo Park, California, as amended by First
             Amendment to Lease dated January 31, 1994.

10.6       Second amendment to Lease Agreement dated September 10, 1996.

10.7       Third amendment to Lease Agreement dated March 21, 1997.

10.8(1)    Loan and Security Agreement dated September 29, 1994 between the Registrant, Silicon Valley Bank and
             MMC/GATX Partnership No. I, as amended by Loan Modification Agreement.

10.9(1)    Shareholder Rights Agreement dated August 23, 1995 between the Registrant and certain holders of the
             Registrant's securities.

10.10      Employment Agreement dated May 8, 1996 between the Registrant and Kenneth E. Ludlum.

10.11(1)   Agreement dated March 30, 1993 between the Registrant and LocalMed, Inc.

10.12      Promissory Note between the Registrant and John G. McCutcheon dated January 31, 1997.

11.1       Statement Re: Computation of Per Share Losses.

13.1       Portions of Annual Report to Stockholders Incorporated by Reference.

23.1       Consent of Ernst & Young LLP, Independent Auditors.

24.1       Power of Attorney (See page 22).

27.1       Financial Data Schedule.

------------------------

(1) Filed as an Exhibit to the Registrant's Registration Statement on Form S-1 (File No. 33-97128) and incorporated herein by reference.

(2) Filed as an Exhibit to the Registrant's Registration Statement on Form 8-A filed with the Securities and Exchange Commission on January 28, 1997, and incorporated herein by reference.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                PERCLOSE, INC.

                                By:           /s/ HENRY A. PLAIN, JR.
                                     -----------------------------------------
                                                Henry A. Plain, Jr.
                                       PRESIDENT AND CHIEF EXECUTIVE OFFICER

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

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             SIGNATURE                          TITLE                  DATE
-----------------------------------  ----------------------------  -------------

      /s/ HENRY A. PLAIN, JR.        President, Chief Executive    June 18, 1997
 ---------------------------------     Officer and Director
        Henry A. Plain, Jr.            (Principal Executive
                                       Officer)

      /s/ KENNETH E . LUDLUM         Vice President, Finance and   June 18, 1997
 ---------------------------------     Administration and Chief
         Kenneth E. Ludlum             Financial Officer
                                       (Principal Financial and
                                       Accounting Officer)

       /s/ MICHAEL L. EAGLE          Director                      June 18, 1997
 ---------------------------------
         Michael L. Eagle

       /s/ VAUGHN D. BRYSON          Director                      June 18, 1997
 ---------------------------------
         Vaughn D. Bryson

        /s/ SERGE LASHUTKA           Director                      June 18, 1997
 ---------------------------------
          Serge Lashutka

 /s/ JOHN B. SIMPSON, PH.D., M.D.    Director                      June 18, 1997
 ---------------------------------
   John B. Simpson, Ph.D., M.D.

     /s/ JAMES W. VETTER, M.D.       Director                      June 18, 1997
 ---------------------------------
       James W. Vetter, M.D.

          /s/ MARK A. WAN            Director                      June 18, 1997
 ---------------------------------
            Mark A. Wan

                                 PERCLOSE, INC.
                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                                 MARCH 31, 1997

                                                               BALANCE AT                               BALANCE AT
                                                                BEGINNING                                 END OF
                                                                OF PERIOD   ADDITIONS(1) DEDUCTIONS(2)    PERIOD
                                                               -----------  -----------  -------------  ----------
March 31, 1995
  Allowance for doubtful accounts............................   $       0    $  40,000    $         0   $   40,000
March 31, 1996
  Allowance for doubtful accounts............................   $  40,000    $  20,000    $    40,000   $   20,000
March 31, 1997
  Allowance for returns and doubtful accounts................   $  20,000    $ 761,000    $   605,000   $  176,000

------------------------

(1) Amounts charged to expense during fiscal year, including a $500,000 reserve for sales returns relating to one distributor in fiscal year 1997.

(2) Doubtful accounts written off and, in fiscal year 1997, sales returns of $540,000 relating to one distributor and $65,000 relating to miscellaneous sales returns.

                                 EXHIBIT INDEX

 EXHIBIT
   NO.                                                   DESCRIPTION
---------  -------------------------------------------------------------------------------------------------------
 3.1(1)    Restated Certificate of Incorporation.

 3.2(1)    Bylaws of the Registrant.

 3.3(2)    Certificate of Designations of Rights, Preferences and Privileges of Series A Participating Preferred
             Stock.

 3.4(2)    Preferred Shares Rights Agreement, dated as of January 27, 1997.

 4.1(1)    Specimen Common Stock Certificate.

10.1(1)    Form of Indemnification Agreement between the Company and each of its directors and officers.

10.2(1)    1992 Stock Plan and form of Stock Option Agreement thereunder.

10.3(1)    1995 Director Option Plan.

10.4(1)    1995 Employee Stock Purchase Plan and forms of agreements thereunder.

10.5(1)    Lease Agreement (the "Lease Agreement") dated July 6, 1993 between Registrant and the David D. Bohanon
             Organization for facility located at 199 Jefferson Drive, Menlo Park, California, as amended by First
             Amendment to Lease dated January 31, 1994.

10.6       Second amendment to Lease Agreement dated September 10, 1996.

10.7       Third amendment to Lease Agreement dated March 21, 1997.

10.8(1)    Loan and Security Agreement dated September 29, 1994 between the Registrant, Silicon Valley Bank and
             MMC/GATX Partnership No. I, as amended by Loan Modification Agreement.

10.9(1)    Shareholder Rights Agreement dated August 23, 1995 between the Registrant and certain holders of the
             Registrant's securities.

10.10      Employment Agreement dated May 8, 1996 between the Registrant and Kenneth E. Ludlum.

10.11(1)   Agreement dated March 30, 1993 between the Registrant and LocalMed, Inc.

10.12      Promissory Note between the Registrant and John G. McCutcheon dated January 31, 1997.

11.1       Statement Re: Computation of Per Share Losses.

13.1       Portions of Annual Report to Stockholders Incorporated by Reference.

23.1       Consent of Ernst & Young LLP, Independent Auditors.

24.1       Power of Attorney (See page 22).

27.1       Financial Data Schedule.

------------------------

(1) Filed as an Exhibit to the Registrant's Registration Statement on Form S-1 (File No. 33-97128) and incorporated herein by reference.

(2) Filed as an Exhibit to the Registrant's Registration Statement on Form 8-A filed with the Securities and Exchange Commission on January 28, 1997, and incorporated herein by reference.