Form 10-Q
period 1997-06-30
PERCLOSE INC
filed 1997-08-14
CIK 934438

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                      FORM 10-Q


 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
---- Act of 1934.

                    FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                          or

      Transition report pursuant to Section 13 or 15(d) of the Securities ----- Exchange Act of 1934.
      For the transition period from __________ to __________.


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

     Registrant's telephone, including area code: (650) 473-3100

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.

                         Yes     X    No
                              ------     ------

As of June 27, 1997 there were 9,585,643 shares of the Registrant's Common
Stock.

Exhibit Index on page:   15
Total number of pages:   15 (hard copy version)
                         16 (Edgar version)

                                    PERCLOSE, INC.

                                        INDEX


PART I.  FINANCIAL INFORMATION                                          PAGE NO.
                                                                        --------

     Item 1.  Financial Statements

          Balance Sheets as of June 30, 1997 and
               March 31, 1997                                               3

          Statements of Operations for the three
               months ended June 30, 1997 and 1996                          4

          Statements of Cash Flows for the three months
               ended June 30, 1997 and 1996                                 5


     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations                 8



PART II.  OTHER INFORMATION                                                13


SIGNATURES                                                                 14


EXHIBIT INDEX                                                              15

                                    PERCLOSE, INC.
                                    BALANCE SHEETS

                                                 June 30,          March 31,
                                                   1997              1997
                                               ------------      ------------
                                                 (unaudited)
                       ASSETS
Current assets:
 Cash and cash equivalents                     $  2,573,526      $  2,677,278
 Short-term investments                          19,398,495        24,995,229
 Accounts receivable                              2,370,799         1,529,959
 Inventories                                        989,749           743,531
 Prepaid expenses                                   261,189           279,894
                                               ------------      ------------
    Total current assets                         25,593,758        30,225,891

Equipment and leasehold improvements              3,576,221         3,101,256
 Less accumulated depreciation                   (1,698,994)       (1,454,533)
                                               ------------      ------------
                                                  1,877,227         1,646,723

Officer notes receivable                            600,000           400,000
Other assets                                        195,638           241,221
                                               ------------      ------------
Total assets                                   $ 28,266,623      $ 32,513,835
                                               ------------      ------------
                                               ------------      ------------

        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable                              $    339,157      $    422,646
 Accrued compensation                               741,273           852,255
 Accrued license fee                                 50,000           200,000
 Accrued warranty                                   322,135           324,313
 Accrued clinical trial costs                       282,387           309,812
 Other accrued expenses                             568,491           520,247
 Current portion of notes payable                   376,811           373,795
                                               ------------      ------------
    Total current liabilities                     2,680,254         3,003,068

Long-term portion of notes payable                   30,815           128,387

Stockholders' equity:
 Common stock, $0.001 par value                       9,584             9,564
 Additional paid-in capital                      58,350,764        58,308,167
 Deferred compensation                             (812,784)         (891,789)
 Accumulated deficit                            (31,992,010)      (28,043,562)
                                               ------------      ------------

Total stockholders'  equity                      25,555,554        29,382,380
                                               ------------      ------------

Total liabilities and stockholders' equity     $ 28,266,623      $ 32,513,835
                                               ------------      ------------
                                               ------------      ------------

See accompanying notes.

                                    PERCLOSE, INC.
                               STATEMENTS OF OPERATIONS
                                     (unaudited)

                                                      Three Months Ended
                                                           June 30,
                                              ------------------------------
                                                     1997              1996
                                               ------------      ------------
Net revenues                                   $  1,170,244      $  1,500,175

Operating expenses:
 Cost of goods sold                               1,452,646         1,162,039
 Research and development                         1,234,090         1,064,964
 Marketing, general and administrative            2,846,591         1,183,392
                                               ------------      ------------
    Total operating expenses                      5,533,327         3,410,395

Loss from operations                             (4,363,083)       (1,910,220)

Interest income                                     415,343           469,303
Interest expense                                    (59,637)          (30,988)
                                               ------------      ------------
                                                    355,706           438,315
                                               ------------      ------------

Loss before income taxes                         (4,007,377)       (1,471,905)

Net loss                                       $ (4,007,377)     $ (1,471,905)
                                               ------------      ------------
                                               ------------      ------------

Net loss per share                             $      (0.42)     $      (0.15)
                                               ------------      ------------
                                               ------------      ------------

Shares used in computing net loss per share       9,578,892         9,498,871
                                               ------------      ------------

See accompanying notes.

                                    PERCLOSE, INC.
                               STATEMENTS OF CASH FLOWS
                                     (unaudited)

                                                                  Three Months Ended
                                                                       June 30,
                                                             ---------------------------
                                                                  1997           1996
                                                              ------------   ------------
OPERATING ACTIVITIES

 Net loss                                                     $ (4,007,377)  $ (1,471,905)
 Adjustments to reconcile net loss to net
  cash used in operating activities:
    Depreciation                                                   244,461        139,198
    Deferred  compensation  amortization                            79,005         28,391
 Changes in operating assets and liabilities:
    Accounts receivable                                           (840,840)      (332,339)
    Other receivables                                                    -        (78,721)
    Inventory                                                     (246,218)       (12,038)
    Prepaid expenses                                                18,705         56,015
    Accounts payable                                               (83,489)       (37,673)
    Accrued expenses                                              (242,341)       266,643
                                                              ------------   ------------
      Net cash provided by (used in) operating activities       (5,078,094)    (1,442,429)

INVESTING ACTIVITIES

 Purchases of short-term investments                            (1,823,240)    (5,163,684)
 Proceeds from sales and maturities of short-term investments    7,478,903      6,842,708
 Purchases of equipment and improvements                          (474,965)      (267,073)
 Other assets                                                       45,583       (145,400)
                                                              ------------   ------------
      Net cash provided by (used in) investing activities        5,226,281      1,266,551

FINANCING ACTIVITIES

 Principal payments under notes payable                            (94,556)       (86,930)
 Proceeds from issuance of common stock                             42,617          8,257
 Repurchase of common stock                                              -        (47,396)
 Issuance of employee notes receivable                            (200,000)             -
                                                              ------------   ------------
      Net cash provided by (used in) financing activities         (251,939)      (126,069)

    Net increase (decrease) in cash and cash equivalents          (103,752)      (301,947)

    Cash and cash equivalents at beginning of period             2,677,278      9,803,777
                                                              ------------   ------------
    Cash and cash equivalents at end of period                $  2,573,526   $  9,501,830
                                                              ------------   ------------

See accompanying notes.

                                    PERCLOSE, INC.
                            NOTES TO FINANCIAL STATEMENTS
                                    June 30, 1997
                                     (Unaudited)


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

The operating results of the interim periods presented are not necessarily indicative of the results for the year ending March 31, 1998 or for any future interim period. The accompanying financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended March 31, 1997 included in the Company's Annual Report on Form 10-K as filed with the Securities Exchange Commission.

The Company's fiscal year ends on the last Friday in March. The Company's fiscal quarters end on the Friday closest to the end of each calendar quarter. The three months shown as having ended June 30, 1997 and 1996 actually ended on June 27, 1997 and June 28, 1996, respectively. For ease of presentation, the accompanying financial statements have been shown as ending on the last day of the calendar month.

                                    PERCLOSE, INC.
                            NOTES TO FINANCIAL STATEMENTS
                                    June 30, 1997
                                     (Unaudited)



Note 2.  Inventories

    Inventories consist of the following:

                                                       June 30,       March 31,
                                                         1997           1997
                                                      ----------     ----------

              Raw materials                           $  484,770     $  311,952
              Work-in-process                            402,914        385,993
              Finished goods                             102,065         45,586
                                                      ----------     ----------
                                                      $  989,749     $  743,531
                                                      ----------     ----------
                                                      ----------     ----------

Note  3.  Net Loss Per Share

Net loss per share is computed using the weighted average number of common shares outstanding. Common equivalent shares from stock options are excluded from the computation, as their effect is antidilutive.

Recent Pronouncements

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which the Company is required to adopt on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of convertible preferred stock, stock options, common and common equivalent shares issued during the period twelve months prior to the initial public offering will be excluded. The impact of Statement 128 on the calculation of primary and fully diluted loss per share for the three months ended June 30, 1997 and 1996 is not expected to be material.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                              AND RESULTS OF OPERATIONS


OVERVIEW

The Company has a fiscal year ending March 31. Since its inception in March 1992, the Company has been engaged in the design, development, clinical testing, manufacture and sale of a family of suture-based Percutaneous Vascular Surgery
(PVS) systems that close the femoral artery access site following catheter procedures that diagnose or clear blocked arteries. These products are known as the Prostar, Prostar Plus, Prostar XL, Techstar and Techstar XL systems. The Company has received regulatory approvals where required to market certain of these products in Europe, Canada, Japan and the United States.

In April 1997 the Company received approval from the United States Food and Drug Administration ("FDA") for clearance of its Prostar systems for commercial sale in the United States under the Pre-Market Approval ("PMA") regulatory pathway. In May 1997 the Company filed additional applications with the FDA for clearance of its Prostar Plus, Prostar XL, Techstar and Techstar XL systems for commercial sale in the United States under the Pre-Market Approval Supplement ("PMA Supplement") regulatory pathway. There can be no assurance as to when or whether the Company will receive approval of such PMA Supplement applications. Delays in or the failure to receive FDA approval of PMA Supplement applications would have a material adverse effect on the Company's business, financial condition and results of operations.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1997 AND 1996

Net revenues of $1.2 million for the three months ended June 30, 1997 decreased from $1.5 million from the three month period ended June 30, 1996. The decline in revenues from the comparable year ago period is due primarily to lower unit volume of sales in Europe, and in addition, lower unit prices in France. The lower sales levels in Europe in the June 1997 quarter were offset in part by the addition of revenues in the United States, where the Company initiated sales in May 1997.

After the end of the June 1997 quarter, the Company finalized renegotiating its distributor agreements with its German and French distributors. The renegotiated terms of the agreements provide for the Company to assume a higher level of involvement in the sales, marketing and training activities in those countries and also to receive a higher portion of the end user prices of products sold in Germany and France. Sales by the Company's French, Italian and Israeli distributors represented 21% of total sales in the June 1997 quarter.

Cost of goods sold increased to $1.5 million in the three months ended June 30, 1997 from $1.2 million in the three months ended June 30, 1996 as a result of the higher costs of producing the Prostar versions of the PVS products, which had been phased out of the product mix in European and other overseas markets during the year ago period but which were the only two approved products in the United States market during the June 1997 quarter. In addition, additional expenses related to the preparation for manufacturing for the United States market added to indirect manufacturing costs during the June 1997 quarter.

Research and development expenses increased 16% to $1.2 million in the three months ended June 30, 1997 from $1.1 million in the three months ended June 30, 1996.

This increase was the result of the costs associated with additional personnel required for continued product development of the Company's PVS systems and the development of new products, as well as a refinement in the method of allocating manufacturing costs to R&D as they relate to the new product development. These trends were offset by lower clinical trial expense in the June 1997 period versus the June 1996 period.

Marketing, general and administrative expenses increased 140% to $2.8 million in the three months ended June 30, 1997 from $1.2 million in the three months ended June 30, 1996. The increase was primarily due to the addition of a United States field sales force.

Net interest income decreased to approximately $356,000 for the three months ended June 30, 1997 from $438,000 for the three months ended June 30, 1996 primarily due to the lower level of cash and short-term investments.

INCOME TAXES

The Company has incurred only state minimum taxes since inception, which are included in other income and expense. The Company has incurred net losses in prior fiscal years and expects to incur a net loss in the current fiscal year. The Company has not generated any net income to date and therefore has not paid any federal taxes since inception.

Realization of deferred tax assets is dependent on future earnings, if any, the timing and amount of which are uncertain. Accordingly, a valuation allowance has been established in an amount equal to the net deferred assets of the Company to reflect these uncertainties.

LIQUIDITY AND CAPITAL RESOURCES

During the three months ended June 30, 1997 and 1996, the Company used cash to fund operations of $5.1 million and $1.4 million, respectively. The increase in cash used in operations during the three months ended June 30, 1997 was primarily due to increases in spending on sales and marketing personnel and related expenditures, increased funding of accounts receivables and additional purchases of inventory.

The Company's net cash provided by investing activities was $5.2 million for the three months ended June 30, 1997 compared to $1.3 for the three months ended June 30, 1996 respectively. For the three months ended June 30, 1997, net proceeds from short-term investments generated $5.7 million in cash that was offset by $475,000 used for purchases of equipment. These equipment purchases were primarily for computer and production equipment due to increased personnel hires and manufacturing activities. In the three months ended June 30, 1996, net proceeds from short-term investments generated $1.7 million, which was offset by $267,000 for equipment purchases.

The Company's principal source of liquidity at June 30, 1997 consisted of cash, cash equivalents, and short-term investments of $22.0 million. From inception through June 30, 1997 Perclose raised $22.7 million in net proceeds of private equity financing and stock option exercises and $37.2 million in its initial public offering. In addition, the Company has borrowed $1.3 million under an equipment credit facility.

The Company anticipates that its operating losses will continue for at least the next year since it plans to expend substantial resources in funding clinical trials in support of regulatory approvals, and continues to expand research, development, marketing and sales activities. Although Perclose believes that current cash balances and short-term investments along with cash generated from the future sales of products will be sufficient to meet the Company's operating and capital requirements through fiscal 1998, there can be no assurance that the Company will not require additional financing within this time frame or after. There can be no assurance that such additional financing will be available on satisfactory terms or at all. In any event, Perclose may in the future seek to raise additional funds through bank facilities, debt or equity offerings or other sources of capital. Perclose's future liquidity and capital requirements will depend on numerous factors, including progress of the Company's clinical trials, actions relating to regulatory and reimbursement matters, the costs and timing of expansion of marketing, sales, manufacturing and product development activities, the extent to which the Company's products gain market acceptance, and competitive developments.

FACTORS AFFECTING OPERATING RESULTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's future results of operations could vary significantly as a result of the factors described in this section and elsewhere in this report.

The Prostar, Prostar Plus, Prostar XL, Techstar, and Techstar XL systems are currently the Company's only products. The Prostar systems have been approved in the United States by the FDA and other products have been approved in certain international markets by the appropriate regulatory authorities. The Company has filed PMA Supplement applications to the FDA for the Techstar, Techstar XL, Prostar Plus and Prostar XL systems; however, such product systems have not yet been approved as safe and effective under applicable FDA regulatory guidelines. There can be no assurance that these products will prove to be safe and effective under applicable regulatory guidelines. In addition, the clinical trial data may identify significant technical or other obstacles to be overcome prior to obtaining necessary United States regulatory or United States and international reimbursement approvals. If the Techstar, Techstar XL, Prostar Plus, and Prostar XL systems are not approved as safe and effective in the United States or if the Company is otherwise unable to commercialize these products successfully in the United States, the Company's business, financial condition and results of operations could be materially and adversely affected.

In April 1997 the Company received approval from the United States Food and Drug Administration ("FDA") for clearance of its Prostar systems for commercial sale in the United States under the Pre-Market Approval ("PMA") regulatory pathway. In May 1997 the Company filed additional applications with the FDA for clearance of its Prostar Plus, Prostar XL, Techstar and Techstar XL systems for commercial sale in the United States under the Pre-Market Approval Supplement ("PMA Supplement") regulatory pathway. There can be no assurance as to when or whether the Company will receive approval of such PMA Supplement applications. Delays in or the failure to receive FDA approval of PMA Supplement applications would have a material adverse effect on the Company's business, financial condition and results of operations.

There can be no assurance as to when or whether the Company will receive FDA clearance or approval for sale of other PVS systems or any other products in the United States. There can be no assurance that the Company's development efforts will be successful or that any further PVS products or any other product developed by the Company will be safe or effective, capable of being manufactured in commercial quantities at acceptable costs, approved by appropriate regulatory and reimbursement authorities or successfully marketed.

Furthermore, because the Prostar, Prostar Plus, Prostar XL, Techstar and Techstar XL systems represent the Company's sole near-term product focus, the Company could be materially and adversely affected if these systems are not successfully commercialized.

The Company's largest international markets have been Germany, France and Japan. The Company, through its Japanese distributor, has applied for and received regulatory approval to sell the Prostar, Prostar Plus, Prostar XL, Techstar and Techstar XL systems in Japan and intends to commence clinical trials in Japan that will form the basis of an application for Japanese reimbursement approval. The Company has received certain reimbursement approvals in certain states in Germany. In October 1996, the Company's French distributor was informed that the French government has decided to discontinue direct reimbursement to private French hospitals for the use of Perclose products. The Company's products still retain regulatory approval in France. The Company and its distributor are currently formulating different reimbursement and marketing strategies for selling the Company's products to private hospitals in France.

The Company's products represent a new method of closing arterial access sites and there can be no assurance that these products will gain any significant degree of market acceptance among physicians, patients and health care payers, even if necessary international and United States regulatory and reimbursement approvals are obtained. The Company believes that factors affecting market acceptance include: recommendations and endorsements from physicians, that the products represent an attractive alternative to other means of closing arterial access sites, that the products reduce the time to ambulation and hospital stays, and the Company's ability to train interventional cardiologists. Failure of the Company's products to achieve significant market acceptance would have a material adverse effect on the Company's business, financial condition and results of operations.

Perclose has a limited history of operations and has experienced significant operating losses since inception. As of June 30, 1997 the Company had an accumulated deficit of $32.0 million. The Company has been primarily engaged in research and development of its percutaneous vascular surgery products. The Company has generated limited revenues from international sales in certain markets, which sales commenced in December 1994, and initial sales in the U.S. market beginning in the June 1997 quarter. The Company does not have experience in manufacturing, marketing or selling its products in quantities necessary for achieving profitability. Manufacturers often encounter difficulties in scaling up production of new products, including problems involving production yields, quality control and assurance, component supply and shortage of qualified personnel. Difficulties encountered by Perclose in manufacturing scale-up could have a material adverse effect on its business, financial condition and results of operation.

There can be no assurance that the Company's systems will be successfully commercialized or that the Company will achieve significant revenues from either international or domestic sales. Sales through international distributors are subject to risks, including the risk of financial instability and the risk that the distributors will not effectively promote the Company's products. Loss, termination or ineffectiveness of distributors could have a material adverse effect on the Company's international sales efforts and could result in the Company repurchasing unsold inventory from former distributors by virtue of local laws applicable to distribution relationships, provisions of distribution agreements or negotiated settlements entered into with such distributors.

The Company anticipates that its operating losses will continue for at least the next year since it plans to expend substantial resources in funding clinical trials in support of regulatory approvals and continues to expand research, development, marketing and sales activities. There can be no assurance that the Company will achieve or sustain profitability in the future.

The Company anticipates that its results of operations will fluctuate on a quarterly basis for the foreseeable future due to several factors, including actions relating to regulatory and reimbursement matters, progress of clinical trials, the extent to which the Company's products gain market acceptance, introduction of alternative means for arterial access site closure, and competitive developments. Results of operations will also be affected by the adoption rate of PVS products in the United States and internationally, the timing of orders received from distributors, and the ability of distributors to effectively promote the Company's products.

Competition in the emerging market for arterial access site closure devices is expected to be intense and to increase. Most of the Company's competitors have significantly greater financial, technical, research, marketing, sales, distribution and other resources than the Company. There can be no assurance that the Company's competitors will not succeed in developing or marketing technologies and products that are technologically superior, more effective or commercially attractive than any that are being developed by the Company, or that such competitors will not succeed in obtaining regulatory approval, introducing or commercializing any such products prior to the Company. Such developments could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the medical device market is generally characterized by rapid change and by frequent emergence of new technologies, products or procedures. Furthermore, there can be no assurance that any such new technologies, products or procedures will not reduce the number of coronary catheterization procedures performed.

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

      b)  Reports on Form 8-K:    No reports on Form 8-K were filed by the
                                  Registrant during the quarter ended June 30, 1997.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this 10-Q report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: August 8, 1997              PERCLOSE, INC.


                                  /s/ Henry A. Plain, Jr.
                                  -------------------------------------
                                  Henry A. Plain, Jr.
                                  President and Chief Executive Officer


                                  /s/ Kenneth E. Ludlum
                                  --------------------------------------------
                                  Kenneth E. Ludlum
                                  Vice President Finance and Administration,
                                  Chief Financial Officer
                                  (Principal Financial and Accounting Officer)

                                    EXHIBIT INDEX

EXHIBIT
   NO.                             DESCRIPTION
-------                            -----------

  3.1(1)  Restated Certificate of Incorporation.
  3.2(1)  Bylaws of the Registrant.
  3.3(2) Certificate of Designations of Rights, Preferences and Privileges of Series A Participating Preferred Stock.
  3.4(2) Preferred Shares Rights Agreement, dated as of January 27, 1997. 4.1(1) Specimen Common Stock Certificate.
 10.1(1) Form of Indemnification Agreement between the Company and each of its directors and officers.
 10.2(1) 1992 Stock Plan and form of Stock Option Agreement thereunder. 10.3(1) 1995 Director Option Plan.
 10.4(1) 1995 Employee Stock Purchase Plan and forms of agreements thereunder. 10.5(1) Lease Agreement (the "Lease Agreement") dated July 6, 1993 between
          Registrant and the David D. Bohanon Organization for facility located at 199 Jefferson Drive, Menlo Park, California, as amended by First Amendment to Lease dated January 31, 1994.
 10.6(3)  Second amendment to Lease Agreement dated September 10, 1996.
 10.7(3)  Third amendment to Lease Agreement dated March 21, 1997.
 10.8(1) Loan and Security Agreement dated September 29, 1994 between the Registrant, Silicon Valley Bank and MMC/GATX Partnership No. I, as amended by Loan Modification Agreement.
 10.9(1) Shareholder Rights Agreement dated August 23, 1995 between the Registrant and certain holders of the Registrant's securities.
 10.10(3) Employment Agreement dated May 8, 1996 between the Registrant and
          Kenneth E. Ludlum.
 10.11(1) Agreement dated March 30, 1993 between the Registrant and
          LocalMed, Inc.
 10.12(3) Promissory Note between the Registrant and John G. McCutcheon dated
          January 31, 1997.
 10.13    Promissory Note between the Registrant and Kenneth E. Ludlum and Judy
          M. Wong dated June 26, 1997.
 27.1     Financial Data Schedule (Edgar version only).

    ________

    (1) Filed as an Exhibit to the Registrant's Registration Statement on Form S-1 (File No. 33-97128) and incorporated herein by reference.

    (2) Filed as an Exhibit to the Registrant's Registration Statement on Form 8-A filed with the Securities and Exchange Commission on January 28, 1997, and incorporated herein by reference.

    (3) Filed as an Exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1997 and incorporated herein by reference.