Form 10-Q
period 1997-09-30
PERCLOSE INC
filed 1997-11-06
CIK 934438

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

  _X_ Quarterly report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934.

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                       or

  ___ Transition report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934. For the transition period from __________ to
      __________.

                             Commission File Number

                                    0-26890

                            ------------------------

                                 PERCLOSE, INC.

             (Exact Name of Registrant as Specified in Its Charter)

                   DELAWARE                                       94-3154669
       (State or Other Jurisdiction of                         (I.R.S. Employer
        Incorporation or Organization)                       Identification No.)

     199 JEFFERSON DRIVE, MENLO PARK, CA                          94025-1114
   (Address of Principal Executive Offices)                       (Zip Code)

          Registrant's telephone, including area code: (650) 473-3100

                            ------------------------

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days. Yes _X_ No ____

    As of September 26, 1997 there were 9,627,497 shares of the Registrant's Common Stock.

Exhibit Index on       14
page:

Total number of        14 (hard copy version)
pages:                 15 (Edgar version)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 PERCLOSE, INC.
                               TABLE OF CONTENTS

                                                                                                                  PAGE
                                                                                                                ---------
PART I. FINANCIAL INFORMATION

           Item 1.    Financial Statements

                      Balance Sheets as of September 30, 1997 and March 31, 1997..............................          2

                      Statements of Operations for the three months and six months ended September 30, 1997
                        and 1996..............................................................................          3

                      Statements of Cash Flows for the six months ended September 30, 1997 and 1996...........          4

           Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations...          7

PART II. OTHER INFORMATION....................................................................................         16

SIGNATURES....................................................................................................         17

EXHIBIT INDEX.................................................................................................         18

                                 PERCLOSE, INC.

                                 BALANCE SHEETS

                                                              SEPTEMBER 30,     MARCH 31,
                                                                  1997            1997
                                                              -------------    -----------
                                                               (UNAUDITED)
                                          ASSETS
Current assets:
  Cash and cash equivalents.................................   $  2,627,556    $ 2,677,278
  Short-term investments....................................     15,355,441     24,995,229
  Accounts receivable.......................................      1,331,838      1,529,959
  Inventories...............................................      1,134,389        743,531
  Prepaid expenses..........................................      1,272,442        279,894
                                                              -------------    -----------
    Total current assets....................................     21,721,666     30,225,891

  Equipment and leasehold improvements......................      4,119,418      3,101,256
  Less accumulated depreciation.............................     (2,003,035)    (1,454,533)
                                                              -------------    -----------
                                                                  2,116,383      1,646,723

Officer notes receivable....................................        600,000        400,000
Other assets................................................        205,284        241,221
                                                              -------------    -----------
Total assets................................................   $ 24,643,333    $32,513,835
                                                              -------------    -----------
                                                              -------------    -----------

                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................   $    454,161    $   422,646
  Accrued compensation......................................        864,960        852,255
  Accrued license fee.......................................         50,000        200,000
  Accrued warranty..........................................        307,937        324,313
  Accrued clinical trial costs..............................        275,577        309,812
  Other accrued expenses....................................        633,726        520,247
  Current portion of notes payable..........................        310,733        373,795
                                                              -------------    -----------
    Total current liabilities...............................      2,897,094      3,003,068

  Long-term portion of notes payable........................       --              128,387

Stockholders' equity:
  Common stock, $0.001 par value............................          9,626          9,564
  Additional paid-in capital................................     58,797,906     58,308,167
  Deferred compensation.....................................       (733,779)      (891,789)
  Accumulated deficit.......................................    (36,327,514)   (28,043,562)
                                                              -------------    -----------
Total stockholders' equity..................................     21,746,239     29,382,380
                                                              -------------    -----------
Total liabilities and stockholders' equity..................   $ 24,643,333    $32,513,835
                                                              -------------    -----------
                                                              -------------    -----------

                                 PERCLOSE, INC.

                            STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                                             THREE MONTHS ENDED             SIX MONTHS ENDED
                                                               SEPTEMBER 30,                 SEPTEMBER 30,
                                                        ----------------------------  ----------------------------
                                                            1997           1996           1997           1996
                                                        -------------  -------------  -------------  -------------
Net revenues..........................................  $   1,209,551  $   1,034,354  $   2,379,795  $   2,534,529

Operating expenses:
  Cost of goods sold..................................      1,796,712      1,061,117      3,249,358      2,223,156
  Research and development............................      1,291,126      1,329,680      2,525,216      2,394,644
  Marketing, general and administrative...............      2,734,080      1,312,503      5,580,671      2,495,895
                                                        -------------  -------------  -------------  -------------
    Total operating expenses..........................      5,821,918      3,703,300     11,355,245      7,113,695
                                                        -------------  -------------  -------------  -------------
Loss from operations..................................     (4,612,367)    (2,668,946)    (8,975,450)    (4,579,166)
Interest income.......................................        289,620        484,734        704,963        954,037
Interest expense......................................        (32,743)       (33,422)       (92,380)       (64,410)
                                                        -------------  -------------  -------------  -------------
                                                              256,877        451,312        612,583        889,627
                                                        -------------  -------------  -------------  -------------
Net loss..............................................  $  (4,355,490) $  (2,217,634) $  (8,362,867) $  (3,689,539)
                                                        -------------  -------------  -------------  -------------
                                                        -------------  -------------  -------------  -------------

Net loss per share....................................  $       (0.45) $       (0.23) $       (0.87) $       (0.39)
                                                        -------------  -------------  -------------  -------------
                                                        -------------  -------------  -------------  -------------

Shares used in computing net loss per share...........      9,617,410      9,497,105      9,598,151      9,497,988
                                                        -------------  -------------  -------------  -------------
                                                        -------------  -------------  -------------  -------------

                                 PERCLOSE, INC.

                            STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                                          SIX MONTHS ENDED
                                                                                           SEPTEMBER 30,
                                                                                   ------------------------------
                                                                                        1997            1996
                                                                                   --------------  --------------
OPERATING ACTIVITIES
  Net loss.......................................................................  $   (8,362,867) $   (3,689,539)
  Adjustments to reconcile net loss to net
  cash used in operating activities:
    Depreciation.................................................................         548,502         292,204
    Deferred compensation amortization...........................................         158,010          51,095
  Changes in operating assets and liabilities:
    Accounts receivable..........................................................         198,121        (925,261)
    Other receivables............................................................              --         (96,634)
    Inventory....................................................................        (390,858)        (93,594)
    Prepaid expenses.............................................................        (992,548)         91,108
    Accounts payable.............................................................          31,515         295,274
    Accrued expenses.............................................................         (74,427)        625,723
                                                                                   --------------  --------------
      Net cash provided by (used in) operating activities........................      (8,884,552)     (3,449,624)

INVESTING ACTIVITIES
  Purchases of short-term investments............................................      (2,794,468)    (12,038,795)
  Proceeds from sales and maturities of short-term investments...................      12,513,171      12,399,794
  Purchases of equipment and improvements........................................      (1,018,162)       (728,655)
  Other assets...................................................................          35,937        (145,400)
                                                                                   --------------  --------------
      Net cash provided by (used in) investing activities........................       8,736,478        (513,056)

FINANCING ACTIVITIES
  Principal payments under capital
    lease obligations and notes payable..........................................        (191,449)       (174,963)
  Proceeds from issuance (retirements) of common stock...........................         489,801          83,028
  Repurchase of common stock.....................................................              --         (47,396)
  Issuance of employee notes receivable..........................................        (200,000)             --
                                                                                   --------------  --------------
      Net cash provided by (used in) financing activities........................          98,352        (139,331)
    Net increase (decrease) in cash and cash equivalents.........................         (49,722)     (4,102,011)
    Cash and cash equivalents at beginning of period.............................       2,677,278       9,803,777
                                                                                   --------------  --------------
    Cash and cash equivalents at end of period...................................  $    2,627,556  $    5,701,766
                                                                                   --------------  --------------
                                                                                   --------------  --------------

                                 PERCLOSE, INC.

                         NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1997

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

    The operating results of the interim periods presented are not necessarily indicative of the results for the year ending March 31, 1998 or for any future interim period. The accompanying financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended March 31, 1997 included in the Company's Annual Report on Form 10-K as filed with the Securities Exchange Commission. The accompanying balance sheet at March 31, 1997 is derived from audited financial statements at that date.

    The Company's fiscal year ends on the last Friday in March. The Company's fiscal quarters end on the Friday closest to the end of each calendar quarter. The three months shown as having ended September 30, 1997 and 1996 actually ended on September 26, 1997 and September 27, 1996, respectively. For ease of presentation, the accompanying financial statements have been shown as ending on the last day of the calendar month.

NOTE 2. INVENTORIES

    Inventories consist of the following:

                                                                     SEPTEMBER 30,  MARCH 31,
                                                                         1997          1997
                                                                     -------------  ----------
Raw materials......................................................   $   699,851   $  311,952

Work-in-process....................................................        79,259      385,993

Finished goods.....................................................       355,279       45,586
                                                                     -------------  ----------

                                                                      $ 1,134,389   $  743,531
                                                                     -------------  ----------
                                                                     -------------  ----------

NOTE 3. NET LOSS PER SHARE

    Net loss per share is computed using the weighted average number of common shares outstanding. Common equivalent shares from stock options are excluded from the computation, as their effect is antidilutive.

RECENT PRONOUNCEMENTS

    In February 1997 the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which the Company is required to adopt on December 31, 1997. At that time the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of convertible preferred stock, stock options, and common and common equivalent shares issued during the period twelve

                                 PERCLOSE, INC.

                               SEPTEMBER 30, 1997

                                  (UNAUDITED)

NOTE 3. NET LOSS PER SHARE (CONTINUED)
months prior to the initial public offering will be excluded. The impact of Statement 128 on the calculation of primary and fully diluted loss per share for the three months and six months ended September 30, 1997 and 1996 is not expected to be material.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

    IN ADDITION TO THE OTHER INFORMATION IN THIS REPORT ON FORM 10-Q (THIS "REPORT") AND IN THE DOCUMENTS INCORPORATED BY REFERENCE HEREIN, CERTAIN STATEMENTS IN MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ARE FORWARD LOOKING STATEMENTS. WHEN USED IN THIS REPORT, THE WORD "EXPECTS," "ANTICIPATES," "ESTIMATES," AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD LOOKING STATEMENTS. SUCH STATEMENTS ARE SUBJECT TO RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED. THESE RISKS AND UNCERTAINTIES INCLUDE, BUT ARE NOT LIMITED TO, THOSE RISKS SET FORTH BELOW UNDER "FACTORS AFFECTING FUTURE OPERATING RESULTS," IN PARTICULAR, THOSE RELATING TO THE COMPANY'S DEPENDENCE ON THE PROSTAR AND TECHSTAR PRODUCTS, UNCERTAINTY OF MARKET ACCEPTANCE, HISTORY OF LOSSES AND EXPECTATION OF FUTURE LOSSES, FLUCTUATIONS IN OPERATING RESULTS, GOVERNMENT REGULATION, COMPETITION AND RISK OF TECHNOLOGICAL OBSOLESCENCE, LIMITED MANUFACTURING EXPERIENCE AND SCALE-UP RISK, UNCERTAINTY RELATING TO NEW PRODUCT DEVELOPMENT, LIMITED SALES AND MARKETING EXPERIENCE, RELIANCE ON PATENTS AND PROPRIETARY TECHNOLOGY AND UNCERTAINTY OF THIRD-PARTY REIMBURSEMENT.

OVERVIEW

    Perclose designs, develops, manufactures and markets minimally invasive medical devices that automate the delivery of needles and sutures for the surgical closure of arterial access sites in coronary catheterization procedures. The Company is also developing devices for the connection of blood vessels in conventional and minimally invasive coronary artery bypass graft ("CABG") procedures. The Company's first products, the Prostar and Techstar products, are a family of devices that surgically close arterial access sites after catheterization procedures such as angioplasty, stenting, atherectomy and angiography, termed percutaneous vascular surgery ("PVS").

    The Company commenced international shipments of its first Prostar and Techstar products in December 1994 and July 1995, respectively. In April 1997, the Company received FDA Premarket Approval ("PMA") for commercial sale in the United States of the initial Prostar products. In November 1997, the Company received PMA supplement approval for commercial sale in the United States of its initial Techstar and Techstar XL products. In June 1997, the Company submitted to the FDA a PMA supplement seeking approval for commercial sale in the United States of certain Prostar Plus and Prostar XL products.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

    Net revenues increased from $1.0 million for the three months ended September 30, 1996 to $1.2 million for the three months ended September 30, 1997. The increase in revenues from the comparable year ago period is due primarily to the commencement of sales in the United States in May 1997, which comprised 74% of net sales for the three months ended September 30, 1997. International revenue for the three months ended September 30, 1997 decreased from the three-month period ended September 30, 1996 as distributors reduced purchases of existing PVS products in anticipation of new product introductions. Sales to the Company's German distributor represented 21% of net sales in the September 1997 quarter.

    Cost of goods sold increased from $1.1 million for the three months ended September 30, 1996 to $1.8 million for the three months ended September 30, 1997. The increase is attributable in part to a change in the mix of products away from the second generation Prostar products sold in Europe to first generation Prostar products, which were launched in the United States in 1997. The first generation products cost significantly more to produce than subsequent generation products. In addition, establishing new production lines for Techstar and converting first generation Prostar production lines over to second and third generation lines contributed to higher cost of goods sold. Higher expense levels are also associated with the training of production workers, the use of prototype materials and increased purchases of tools and equipment. These increases were offset, in part, by a decrease related to a change in expense allocation methodology between the research and manufacturing departments.

    Research and development expenses remained relatively unchanged at $1.3 million for the three months ended September 30, 1996 and for the three months ended September 30, 1997. Research and development expenses increased due to increased payroll expense resulting from headcount additions and a change in the cost allocation methodology of capturing expenses relating to research and development. Offsetting these increases was a decrease in clinical trial expenses during the September 30, 1997 period.

    Marketing, general and administrative expenses increased from $1.3 million for the three months ended September 30, 1996 to $2.7 million for the three months ended September 30, 1997. The increase was primarily due to the establishment of a U.S. field sales force, along with an increase in the support staff required to handle the increased volume of sales.

    Net interest income decreased from $451,000 for the three months ended September 30, 1996 to $257,000 for the three months ended September 30, 1997 primarily due to a lower level of cash and short term investments.

SIX MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

    Net revenues decreased from $2.5 million for the six months ended September 30, 1996 to $2.4 million for the six months ended September 30, 1997. The decrease in revenues from the comparable year ago period is due primarily to a decrease in international revenue which was partially offset by the commencement of sales in the United States in May 1997. Sales in the United States comprised 63.0% of net revenues for the six months ended September 30, 1997. Sales to the Company's German distributor represented 14% of net sales for the six months ended September 30, 1997.

    Cost of goods sold increased from $2.2 million for the six months ended September 30, 1996 to $3.2 million for the six months ended September 30, 1997. The increase is attributable in part to a change in the mix of products away from the second generation Prostar products sold in Europe to first generation Prostar products, which were launched in the United States in 1997. The first generation products cost significantly more to produce than subsequent generation products. In addition, establishing new production lines for Techstar and converting first generation Prostar production lines over to second and third generation lines contributed to higher cost of goods sold. Higher expense levels are associated with the training of production workers, the use of prototype materials and increased purchases of tools and equipment. These increases were offset, in part, by a decrease related to a change in expense allocation methodology between the research and manufacturing departments.

    Research and development expenses increased from $2.4 million for the six months ended September 30, 1996 to $2.5 million for the six months ended September 30, 1997. Research and development expenses increased due to increased payroll expense resulting from headcount additions and a change in the cost allocation methodology of capturing expenses relating to research and development. Partially offsetting these increases was a decrease in clinical trial expenses during the September 30, 1997 period.

    Marketing, general and administrative expenses increased from $2.5 million for the six months ended September 30, 1996 to $5.6 million for the six months ended September 30, 1997. The increase was primarily due to the establishment of a U.S. field sales force, along with an increase in the support staff required to handle the increased volume of sales.

    Net interest income decreased from $890,000 for the six months ended September 30, 1996 to $613,000 for the six months ended September 30, 1997 primarily due to a lower level of cash and and short term investments.

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

LIQUIDITY AND CAPITAL RESOURCES

    The Company's net cash used in operating activities was $8.9 million for the six months ended September 30, 1997, compared to $3.4 million for the six months ended September 30, 1996. The increase reflected higher spending levels in sales and marketing which accompanied product introductions in the United States and higher spending on marketing in Europe.

    The Company's net cash provided by investing activities was $8.7 million for the six months ended September 30, 1997 compared to net cash used in investing activities of $513,000 for the six months ended September 30, 1996. For the six months ended September 30, 1997, net sales of short-term investments generated $9.7 million in cash that was offset by $1.0 million for purchases of equipment. These equipment purchases were primarily for computer and production equipment due to increased personnel hires and manufacturing activities. In the six months ended September 30, 1996, net proceeds from short-term investments generated $361,000 that was offset by $729,000 for equipment purchases.

    The Company's net cash provided by financing activities was $98,000 for the six months ended September 30, 1997, compared to net cash used in financing activities of $139,000 for the six months ended September 30, 1996. For the six months ended September 30, 1997, proceeds from the issuance of Common Stock of $490,000 were offset by principal payments under capital lease obligations and notes payable of $191,000 and issuance of employee loans of $200,000. For the six months ended September 30, 1996, principal payments under capital lease obligations and notes payable of $175,000 were offset by proceeds from the issuance of Common Stock of $83,000.

    The Company's principal source of liquidity at September 30, 1997 consisted of cash, cash equivalents, and short-term investments of $18.0 million. From inception through September 30, 1997, Perclose raised $23.2 million in net proceeds of private equity financing and stock option exercises and $34.2 million in its initial public offering. In addition, the Company has borrowed $1.3 million under an equipment credit facility, of which a balance of approximately $311,000 remained outstanding as of September 30, 1997.

    The Company anticipates that its operating losses will continue for at least the next three fiscal quarters since it plans to expend substantial resources in funding product development and continues to expand manufacturing, marketing and sales activities. Although Perclose believes that current cash balances and short-term investments along with cash generated from the future sales of products will be sufficient to meet the Company's operating and capital requirements through fiscal 1999, there can be no assurance that the Company will not require additional financing within this time frame or after. There can be no assurance that such additional financing will be available on satisfactory terms or at all. In any event, Perclose may in the future seek to raise additional funds through bank facilities, debt or equity offerings or other sources of capital. Perclose's future liquidity and capital requirements will depend on numerous factors, including progress of the Company's clinical trials, actions relating to regulatory and reimbursement matters, the costs and timing of expansion of marketing, sales, manufacturing and product development activities, the extent to which the Company's products gain market acceptance and competitive developments.

FACTORS AFFECTING OPERATING RESULTS

    DEPENDENCE UPON PROSTAR AND TECHSTAR PRODUCTS. The Prostar and Techstar products for percutaneous closure of arterial access sites following catheterization procedures are currently the Company's only product families. The Prostar 9F and 11F products and Techstar 6F and Techstar XL 6F products have received FDA PMA approval for commerical sale in the United States. The Prostar and Techstar products have also been approved for sale in certain international markets by the appropriate regulatory authorities.

The Company has submitted PMA supplements to the FDA for the Prostar Plus 8F and 10F and Prostar XL 8F products; however, such products have not yet been approved as safe and effective under applicable FDA regulatory guidelines. There can be no assurance that these products will prove to be safe and effective under applicable regulatory guidelines. In addition, clinical trial data may identify significant technical or other obstacles to be overcome prior to obtaining necessary U.S. regulatory approvals for the Prostar Plus and Prostar XL products or U.S. and international reimbursement approvals. If the Company is unable to commercialize the Prostar and Techstar products successfully in the United States, the Company's business, financial condition and results of operations will be materially and adversely affected. In addition, there can be no assurance as to when or whether the Company will receive FDA clearance or approval for sale of other PVS products or any other products in the United States. There can be no assurance that the Company's development efforts will be successful or that any further PVS products or any other product developed by the Company will be safe or effective, capable of being manufactured in commercial quantities at acceptable costs, approved by appropriate regulatory and reimbursement authorities or successfully marketed. Furthermore, because the Prostar and Techstar products represent the Company's sole near-term product focus, the Company could be materially and adversely affected if these products are not successfully commercialized and if future generation products are not successfully developed, do not receive regulatory approvals and are not successfully commercialized.

    UNCERTAINTY OF MARKET ACCEPTANCE. The Company's Prostar and Techstar products represent a new method of closing arterial access sites and there can be no assurance that these products will gain any significant degree of market acceptance among physicians, patients and health care payors, even if necessary international and U.S. regulatory and reimbursement approvals are obtained. The Company believes that recommendations and endorsements by physicians will be essential for market acceptance of the Prostar and Techstar products, and there can be no assurance that any such recommendations or endorsements will be obtained. Physicians will not use the Prostar and Techstar products unless they determine, based on clinical data and other factors, that these products are an attractive alternative to other means of closing arterial access sites and that the clinical benefits to the patient and cost savings achieved through use of these products outweigh the cost of the products. Such determinations will depend, in part, on the ability of the Company's products to reduce the time to ambulation and the length of hospital stays associated with coronary catheterization procedures. Acceptance among physicians will also depend upon the Company's ability to train interventional cardiologists and other potential users of the Company's products in percutaneous vascular surgery closure techniques, which such physicians typically have not performed, and the willingness of such users to learn these new techniques. Failure of the Company's products to achieve significant market acceptance will have a material adverse effect on the Company's business, financial condition and results of operations.

    HISTORY OF LOSSES AND EXPECTATION OF FUTURE LOSSES. The Company has a limited history of operations. Since its inception in March 1992, the Company has been primarily engaged in research and development of its percutaneous arterial access site closure products. The Company has generated limited revenues from international sales in certain markets, which sales commenced in December 1994. Since May 1997, the Company has generated limited revenues from domestic sales. The Company has experienced significant operating losses since inception and, as of September 30, 1997, had an accumulated deficit of $36.3 million. The development and commercialization of the Company's current products and other new products, if any, will require substantial research and development, clinical, regulatory, manufacturing and other expenditures. The Company's net loss for the six months ended September 30, 1997 increased to $8.4 million from $3.7 million in the six months ended September 30, 1996 primarily as a result of increased sales and marketing expenses associated with hiring sales personnel in preparation for introduction of the Prostar 9F and 11F products and the Techstar 6F and Techstar XL 6F products. The Company expects its operating losses to continue for at least the next three fiscal quarters as it continues to expend substantial resources in funding clinical trials in support of regulatory and reimbursement approvals, expansion of manufacturing, marketing and sales activities and research and development. There can be no assurance that the Company will achieve or sustain profitability.

    FLUCTUATIONS IN OPERATING RESULTS. The Company anticipates that its results of operations will fluctuate significantly from quarter to quarter and will depend upon numerous factors, including actions relating to regulatory and reimbursement matters, progress and results of clinical trials, the extent to which the Company's or its competitors' products gain market acceptance, introduction of alternative means for arterial access site closure and competitive developments. Due to the elective nature of many coronary catheterization procedures, patients may defer such procedures during the summer vacation season. As a result, the Company may experience seasonal fluctuations in its results of operations, particularly in the second fiscal quarter. Results of operations will also be affected by the timing of orders received from distributors, the extent to which the Company is able to expand its manufacturing capabilities and its international and domestic distribution networks and the ability of distributors to effectively promote the Company's products. In addition, depending upon the timing of new product introductions, competitive factors and warranty claims and product returns, the Company may need to make allowances for product obsolescence, excess inventory and warranty claims and product returns. While the Company is currently and will likely continue making such allowances, there can be no assurance that such allowances will be adequate to cover all costs associated with such items.

    GOVERNMENT REGULATION. Clinical testing, manufacture, promotion and sale of the Company's products are subject to extensive regulation by numerous governmental authorities in the United States, principally the FDA, and corresponding foreign regulatory agencies. The Federal Food, Drug, and Cosmetic Act ("FDC Act"), and other federal and state statutes and regulations govern or influence the testing, manufacture, labeling, advertising, distribution and promotion of drugs and devices. Noncompliance with applicable requirements can result in fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, refusal to authorize the marketing of new products or to allow the Company to enter into government supply contracts, and criminal prosecution.

    The Company's Prostar and Techstar PVS products are regulated as Class III medical devices for which FDA approval of a PMA application must be obtained prior to U.S. commercial sales. A PMA application must be supported by extensive information, including preclinical and clinical trial data. The PMA process is expensive, lengthy and uncertain, and a number of products for which PMA applications have been submitted have never been approved for marketing. In April 1997, the Company received PMA approval for commercial sale in the United States of its Prostar 9F and 11F products. In November 1997, the Company received PMA approval for commercial sale in the United States of its Techstar 6F and Techstar XL 6F products. In June 1997, the Company submitted to the FDA a PMA supplement for the Prostar Plus 8F and 10F and Prostar XL 8F products for sale in the United States. There can be no assurance that the Company will be able to obtain further PMA application or PMA supplement approvals to market its products, or any other products, on a timely basis, if at all, and delays in receipt or failure to receive such approvals, the loss of previously received approvals, or failure to comply with existing or future regulatory requirements could have a material adverse effect on the Company's business, financial condition and results of operations.

    In August 1997, a competitor of the Company petitioned the FDA for review of the PMA approval granted to the Prostar 9F and 11F products. The petition was filed pursuant to a provision of the FDC Act permitting any interested party to request that the FDA refer an approval order and the basis for the order to an independent advisory committee of experts, who are to review the information and provide the FDA with a report and recommendation. Under this provision, the FDA is required to make public the advisory committee's report and recommendation and to issue an order either affirming, reversing or modifying the approval. To the Company's knowledge, the FDA has conducted a review pursuant to this provision twice since the enactment of the Medical Device Amendments of 1976. The Company responded to the petition by submitting comments in September 1997 arguing that the FDA should deny it. No assurance can be given that the FDA will not grant the request to convene an advisory committee to review the PMA approval granted to the Prostar 9F and 11F products, nor can assurance be given that the FDA will not, after such review, issue an order reversing or unfavorably modifying the original PMA approval. Any such action by the FDA would have a material adverse effect on the Company. Sales of medical devices outside of the United

States are subject to international regulatory requirements that vary from country to country. The time required to obtain approval for sale internationally may be longer or shorter than that required for FDA approval, and the requirements may differ. The Company has obtained the certifications necessary to enable the CE mark to be affixed to the Company's Prostar and Techstar products for commercial sales in member countries of the European Union. The Company has not obtained all other such international certifications and there can be no assurance it will be able to do so in a timely manner. The Company has received regulatory approval to market the Prostar, Prostar Plus, Techstar and Techstar XL products in Japan. The Company, through its Japanese distributor, intends to commence clinical trials in Japan that will form the basis of an application for reimbursement approvals in the Japanese health care system. There can be no assurance Japanese reimbursement approvals will be obtained in a timely manner or at all. Many other countries in which the Company currently operates or intends to operate either do not currently regulate medical devices or have minimal registration requirements; however, these countries may develop more extensive regulations in the future that could affect the Company's ability to market its products. In addition, significant costs and requests for additional information may be encountered by the Company in its efforts to obtain and maintain regulatory approvals. Any such events could substantially delay or preclude the Company from marketing its products in the United States or internationally.

    Regulatory approvals, if granted, may include significant limitations on the indicated uses for which a product may be marketed. In addition, to obtain such approvals, the FDA and certain foreign regulatory authorities impose numerous other requirements with which medical device manufacturers must comply. FDA enforcement policy strictly prohibits the marketing of approved medical devices for unapproved uses. In addition, product approvals could be withdrawn for failure to comply with regulatory standards or the occurrence of unforeseen problems following the initial marketing. The Company will be required to adhere to the FDA's Quality System Regulation ("QS Reg.") and similar regulations in other countries, which include testing, control, documentation and other quality assurance procedures. Ongoing compliance with the QS Reg. and other applicable regulatory requirements will be monitored through periodic inspections by federal and state agencies, including the FDA and the California Department of Health Services ("CDHS"), and by comparable agencies in other countries. Failure to comply with applicable regulatory requirements, including marketing products for unapproved uses, could result in, among other things, warning letters, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, refusal of the FDA to grant approvals or clearances, withdrawal of approvals and criminal prosecution. Changes in existing regulations or adoption of new governmental regulations or policies could prevent or delay regulatory approval of the Company's products. Certain material changes to medical devices also are subject to FDA review and clearance or approval.

    COMPETITION AND RISK OF TECHNOLOGICAL OBSOLESCENCE. Competition in the emerging market for arterial access site closure devices is intense and expected to increase. The Company believes its principal competition will come from conventional compression devices and collagen plug closure devices. Conventional compression products are marketed by several companies that supply C-clamp closure devices. C.R. Bard, Inc. markets the Femostop compression arch device. Datascope Corp. and Kensey Nash Corporation ("Kensey Nash") have received PMA approval from the FDA for products that use collagen plugs to achieve hemostasis. American Home Products Corporation ("American Home Products") has exclusive worldwide distribution rights to the Kensey Nash device. Most of the Company's competitors have significantly greater name recognition, experience, financial, technical, research, marketing, sales, distribution and other resources than the Company. There can be no assurance that the Company's competitors will not succeed in developing or marketing technologies and products that are technologically superior, more effective or commercially attractive than any that are being developed by the Company, or that such competitors will not succeed in obtaining regulatory approval, introducing or commercializing any such products prior to the Company. Such developments could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the medical device market is generally characterized by rapid and significant technological change and frequent emergence of new technologies, products and procedures. Accordingly, the Company's success will also depend in part on its ability to respond quickly to medical and technological changes.

    LIMITED MANUFACTURING EXPERIENCE AND SCALE-UP RISK. The Company has only limited experience in manufacturing the Prostar and Techstar products. The Company currently manufactures in limited quantities the Prostar and Techstar products for U.S. clinical trials, limited domestic commercial sales, international clinical trials and limited international commercial sales. The Company does not have experience in manufacturing its products in commercial quantities. Manufacturers often encounter difficulties in scaling up production of new products, including problems involving production yields, quality control and assurance, component supply and shortages of qualified personnel, compliance with FDA regulations, and the need for further FDA approval of new manufacturing processes. Difficulties encountered by Perclose in manufacturing scale-up could have a material adverse effect on its business, financial condition and results of operations. There can be no assurance that future manufacturing difficulties, which could have a material adverse effect on the Company's business, financial condition and results of operations, will not occur.

    DEPENDENCE UPON KEY SUPPLIERS. Perclose purchases components used in its products from various suppliers and relies on single sources for several components. For certain of these components, there are relatively few alternative sources of supply. Establishing additional or replacement suppliers for any of the components used in the Company's products, if required, may not be accomplished quickly and could involve significant additional costs. Any supply interruption from vendors or failure of the Company to obtain alternative vendors, if required, for any of the components used to manufacture the Company's products would limit the Company's ability to manufacture its products and could therefore have a material adverse effect on the Company's business, financial condition and results of operations.

    UNCERTAINTY RELATING TO NEW PRODUCT DEVELOPMENT. The Company's strategy involves the design and development of new products designed to allow cardiac surgeons to automate the rapid placement of sutures in blood vessels during CABG surgery. The product development process is time-consuming and costly, and there can be no assurance that product development will be successfully completed, that necessary regulatory clearances or approvals will be granted by the FDA on a timely basis, or at all, or that the potential products will achieve market acceptance. Failure by the Company to develop, obtain necessary regulatory clearances or approvals for, or successfully market potential new products could have a material adverse effect on the Company's business, financial condition and results of operations.

    DEPENDENCE UPON INTERNATIONAL OPERATIONS AND SALES. Prior to 1997, all of the Company's product sales were derived from export sales to international distributors, none of which are affiliated with the Company. The Company markets and sells its products outside the United States through a network of international distributors, and the Company's international sales are largely dependent on the marketing efforts of, and sales by, these distributors. Sales through distributors are subject to several risks, including the risk of financial instability of distributors, the risk of manufacturing and quality control problems with contract manufacturers and the risk that distributors will not effectively promote the Company's products. Loss or termination of distribution relationships could have a material adverse affect on the Company's international sales efforts and could result in the Company repurchasing unsold inventory from former distributors by virtue of local laws applicable to distribution relationships, provisions of distribution agreements or negotiated settlements entered into with such distributors. In addition, a number of risks are inherent in international operations and transactions. International sales and operations may be limited or disrupted by the imposition of government controls, export license requirements, political instability, trade restrictions, changes in tariffs, difficulties in staffing, coordinating communications among and managing international operations. Additionally, the Company's business, financial condition and results of operations may be adversely affected by fluctuations in international currency exchange rates as well as increases in duty rates, difficulties in obtaining export licenses, constraints on its ability to maintain or increase prices, and competition. There can be no assurance that the Company will be able to successfully commercialize the Prostar or Techstar products or any future product in any international market.

    LIMITED SALES AND MARKETING EXPERIENCE. The Company has only limited experience marketing and selling the Prostar and Techstar products, and does not have experience marketing and selling its products in commercial quantities. The Company currently has a limited network of distributors that cover certain European and Pacific Rim countries. In 1997, the Company established a direct sales force in the United States. Establishing marketing and sales capability sufficient to support sales in commercial quantities will require significant resources, and there can be no assurance that the Company will be able to obtain, train and retain direct sales personnel or that future sales efforts of the Company will be successful.

    RELIANCE ON PATENTS AND PROTECTION OF PROPRIETARY TECHNOLOGY. The Company's ability to compete effectively will depend in part on its ability to develop and maintain proprietary aspects of its technology. There can be no assurance that the Company's issued patents, any patents that may be issued as a result of the Company's U.S. or international patent applications, or the patent under which the Company has license rights, will offer any degree of protection. There can be no assurance that any patents that may be issued or licensed to the Company or any of the Company's patent applications will not be challenged, invalidated or circumvented in the future. In addition, there can be no assurance that competitors, many of which have substantial resources and have made substantial investments in competing technologies, will not seek to apply for and obtain patents that will prevent, limit or interfere with the Company's ability to make, use or sell its products either in the United States or in international markets.

    The medical device industry has been characterized by extensive litigation regarding patents and other intellectual property rights, and companies in the medical device industry have employed intellectual property litigation to gain a competitive advantage. There can be no assurance that the Company will not in the future become subject to patent infringement claims and litigation or interference proceedings declared by the United States Patent and Trademark Office ("USPTO") to determine the priority of inventions. The defense and prosecution of intellectual property suits, USPTO interference proceedings and related legal and administrative proceedings are both costly and time consuming. Litigation may be necessary to enforce patents issued to the Company, to protect trade secrets or know-how owned by the Company or to determine the enforceability, scope and validity of the proprietary rights of others.

    Any litigation or interference proceedings will result in substantial expense to the Company and significant diversion of effort by the Company's technical and management personnel. An adverse determination in litigation or interference proceedings to which the Company may become a party could subject the Company to significant liabilities to third parties or require the Company to seek licenses from third parties. Although patent and intellectual property disputes in the medical device area have often been settled through licensing or similar arrangements, costs associated with such arrangements may be substantial and could include ongoing royalties. Furthermore, there can be no assurance that necessary licenses would be available to the Company on satisfactory terms if at all. Adverse determinations in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent the Company from manufacturing and selling its products, which would have a material adverse effect on the Company's business, financial condition and results of operations.

    In addition to patents, the Company relies on trade secrets and proprietary know-how, which it seeks to protect, in part, through appropriate confidentiality and proprietary information agreements. These agreements generally provide that all confidential information developed or made known to the individual by the Company during the course of the individual's relationship with the Company, is to be kept confidential and not disclosed to third parties, expect in specific circumstances. The agreements generally provide that all inventions conceived by the individual in the course of rendering services to the Company shall be the exclusive property of the Company; however, certain of the Company's agreements with consultants, who typically are employed on a full-time basis by academic institutions or hospitals, do not contain assignment of invention provisions. There can be no assurance that proprietary information or confidentiality agreements with employees, consultants and others will not be breached, that the Company would have adequate remedies for any breach, or that the Company's trade secrets will not otherwise become known to or independently developed by competitors.

    UNCERTAINTY OF THIRD-PARTY REIMBURSEMENT. In the United States, health care providers, such as hospitals and physicians that purchase medical devices such as the Company's products, generally rely on third-party payors, principally federal Medicare, state Medicaid and private health insurance plans, to reimburse all or part of the cost of therapeutic and diagnostic catheterization procedures. Reimbursement for catheterization procedures performed using devices that have received FDA approval has generally been available in the United States. The Company anticipates that in a prospective payment system, such as the disease related group ("DRG") system utilized by Medicare, and in many managed care systems used by private health care payors, the cost of the Company's products will be incorporated into the overall cost of the procedure and that there will be no separate, additional reimbursement for the Company's products. Furthermore, the Company could be adversely affected by changes in reimbursement policies of governmental or private health care payors, particularly to the extent any such changes affect reimbursement for therapeutic or diagnostic catheterization procedures in which the Company's products are used. Failure by physicians, hospitals and other users of the Company's products to obtain sufficient reimbursement from health care payors for procedures in which the Company's products are used or adverse changes in governmental and private third-party payors' policies toward reimbursement for such procedures would have a material adverse effect on the Company's business, financial condition and results of operations.

    In international markets, market acceptance of the Company's products may be dependent in part upon the availability of reimbursement within prevailing health care payment systems. However, in general, hospitals using the Company's products do not receive specific, cost-based, direct reimbursement for the use of Perclose PVS products. Reimbursement and health care payment systems in international markets vary significantly by country. Failure of the Company to receive international reimbursement approvals could have an adverse effect on market acceptance of the Company's products in the international markets in which such approvals are sought.

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

    DEPENDENCE UPON KEY PERSONNEL. The Company is dependent upon a number of key management and technical personnel. The loss of the services of one or more key employees would have a material adverse effect on the Company. The Company's success will depend on its ability to attract and retain additional highly qualified management and technical personnel. The Company faces intense competition for qualified personnel, many of whom are often subject to competing employment offers, and there can be no assurance that the Company will be able to attract and retain such personnel. Furthermore, the Company relies on the services of several medical and scientific consultants, all of whom are employed on a full-time basis by hospitals or academic or research institutions. Such consultants are therefore not available to devote their full time or attention to the Company's affairs.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                             None

Item 2. Changes in Securities                                         None

Item 3. Defaults upon Senior Securities                               None

Item 4. Submission of Matters to a Vote of Security Holders

    The Company solicited proxies for an annual meeting of shareholders on July 15, 1997. The matters voted upon at the meeting and results of the voting with respect to those matters were as follows:

                                                FOR     WITHHELD
                                             ---------  ---------
1   --  Election of Class II Directors:

        James W. Vetter, M.D.                8,459,344     10,122
        Mark A. Wan                          8,460,091      9,375

                                                FOR      AGAINST   ABSTAIN
                                             ---------  ---------  --------
2   --  Adoption of the Company's 1997
          Stock Plan                         5,361,791  1,789,931    5,373

                                                FOR      AGAINST   ABSTAIN
                                             ---------  ---------  --------
3   --  Approve an amendment of the
          Company's 1995 Director Option
          Plan                               6,682,761    503,595    5,113

                                                FOR      AGAINST   ABSTAIN
                                             ---------  ---------  --------
4   --  Ratify the appointment of Ernst &
          Young as the independent auditors
          for fiscal year 1998               8,463,786      3,767    1,913

Item 5. Other Information                                             None

Item 6. Exhibits and Reports on Form 8-K

a)   Exhibits:        The exhibits listed on the accompanying Index to
                      Exhibits are filed as a part hereof and are incorporated by reference.

b)   Reports on Form  No reports on Form 8-K were filed by the
     8-K: Registrant during the quarter ended September 30, 1997.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this 10-Q report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  November 4, 1997         PERCLOSE, INC.

                                /S/ HENRY A. PLAIN JR.
                                ------------------------------------------
                                Henry A. Plain, Jr.
                                PRESIDENT AND CHIEF EXECUTIVE OFFICER

                                /s/ KENNETH E. LUDLUM
                                ------------------------------------------
                                Kenneth E. Ludlum
                                VICE PRESIDENT FINANCE AND ADMINISTRATION,
                                CHIEF FINANCIAL OFFICER
                                (PRINCIPAL FINANCIAL AND ACCOUNTING
                                OFFICER)

                                 EXHIBIT INDEX

EXHIBIT NO.                                DESCRIPTION
-----------       --------------------------------------------------------------
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

      10.10(3)    Employment Agreement dated May 8, 1996 between the Registrant and Kenneth E. Ludlum.

      10.11(1)    Agreement dated March 30, 1993 between the Registrant and
                    LocalMed, Inc.

      10.12(3)    Promissory Note between the Registrant and John G. McCutcheon dated January 31, 1997.

      10.13(4)    Promissory Note between the Registrant and Kenneth E. Ludlum and Judy M. Wong dated June 26, 1997.

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

(4) Filed as an Exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by reference.