Form 10-Q
period 1997-12-31
PERCLOSE INC
filed 1998-02-09
CIK 934438

                          SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C. 20549

                                     -----------

                                      Form 10-Q

   X      Quarterly report pursuant to Section 13 or 15(d) of the Securities
 ----     Exchange Act of 1934.

                 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1997

                                       or

          Transition report pursuant to Section 13 or 15(d) of the Securities
 ----     Exchange Act of 1934. For the transition period from ______ to _____.

                                Commission File Number

                                       0-26890

                                     -----------

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

                                     -----------

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
requirements for the past 90 days. Yes  X   No
                                       ---     ---

     As of December 26, 1997 there were 10,664,617 shares of the Registrant's Common Stock.

Exhibit Index on page:     16
Total number of pages:     17 (hard copy version)
                           18 (Edgar version)

                                    PERCLOSE, INC.

                                  TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION
                                                                         Page
                                                                         ----
     Item 1. Financial Statements

             Balance Sheets as of December 31, 1997 and March 31, 1997 . 3

             Statements of Operations for the three months and
             nine months ended December 31, 1997 and 1996. . . . . . . .  4

             Statements of Cash Flows for the nine months ended
             December 31, 1997 and 1996. . . . . . . . . . . . . . . . .  5

             Notes to Financial Statements . . . . . . . . . . . . . . .  6

     Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of Operations . . . . . . .  8

PART II.  OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . . 16

EXHIBIT INDEX. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 16

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 17

                                    PERCLOSE, INC.

                                    BALANCE SHEETS

                                             December 31,         March 31,
                                                 1997               1997
                                             ------------         ---------
                                             (unaudited)
                             ASSETS
Current assets:
  Cash and cash equivalents                 $ 9,717,951         $ 2,677,278
   Short-term investments                    23,830,460          24,995,229
   Accounts receivable                        1,862,587           1,529,959
   Inventories                                1,087,520             743,531
   Prepaid expenses                           1,240,150             279,894
                                            -----------         -----------
      Total current assets                   37,738,668          30,225,891

Equipment and leasehold improvements          4,492,302           3,101,256
   Less accumulated depreciation             (2,224,243)         (1,454,533)
                                            -----------         -----------
                                              2,268,059           1,646,723

Officer notes receivable                        600,000             400,000
Other assets                                    150,684             241,221
                                            -----------         -----------
Total assets                                $40,757,411         $32,513,835
                                            -----------         -----------
                                            -----------         -----------

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                           $  513,864          $  422,646
  Accrued compensation                          929,109             852,255
  Accrued license fee                            50,000             200,000
  Accrued warranty                              141,578             324,313
  Accrued clinical trial costs                  264,610             309,812
  Other accrued expenses                        990,157             520,247
  Current portion of notes payable              211,458             373,795
                                            -----------         -----------
      Total current liabilities               3,100,776           3,003,068

Long-term portion of notes payable                    -             128,387

Stockholders' equity:
  Common stock, $0.001 par value                 10,663               9,564
  Additional paid-in capital                 78,458,111          58,308,167
  Deferred compensation                        (654,774)           (891,789)
  Accumulated deficit                       (40,157,365)        (28,043,562)
                                            -----------         -----------

Total stockholders' equity                   37,656,635          29,382,380
                                            -----------         -----------

Total liabilities and stockholders' equity  $40,757,411         $32,513,835
                                            -----------         -----------
                                            -----------         -----------

See accompanying notes.

                                    PERCLOSE, INC.

                               STATEMENTS OF OPERATIONS

                                     (UNAUDITED)

                                                        Three Months Ended                      Nine Months Ended
                                                            December 31,                          December 31,
                                                --------------------------------       ---------------------------------
                                                     1997                1996                1997               1996
                                                ------------       -------------       -------------        ------------
Net revenues                                    $  2,412,473       $     892,568       $   4,792,268        $  3,427,097

Operating expenses:
   Cost of goods sold                              2,133,548           1,228,147           5,382,906           3,451,303
   Research and development                        1,377,128           1,293,208           3,902,344           3,687,852
   Marketing, general and administrative           3,025,031           1,608,650           8,605,702           4,104,545
                                                ------------       -------------       -------------        ------------
     Total operating expenses                      6,535,707           4,130,005          17,890,952          11,243,700

Loss from operations                              (4,123,234)         (3,237,437)        (13,098,684)         (7,816,603)

Interest income                                      305,784             470,582           1,010,747           1,424,619
Interest expense                                      (9,731)            (30,023)           (102,111)            (94,433)
                                                ------------       -------------       -------------        ------------

     Net interest income                             296,053             440,559             908,636           1,330,186
                                                ------------       -------------       -------------        ------------

Net loss                                        $ (3,827,181)      $  (2,796,878)      $ (12,190,048)       $ (6,486,417)
                                                ------------       -------------       -------------        ------------
                                                ------------       -------------       -------------        ------------

Basic and diluted loss per common share         $      (0.38)      $       (0.29)      $       (1.25)       $      (0.68)
                                                ------------       -------------       -------------        ------------
                                                ------------       -------------       -------------        ------------

Shares used in computing net loss per share        9,980,233           9,518,247           9,725,511           9,504,741
                                                ------------       -------------       -------------        ------------
                                                ------------       -------------       -------------        ------------

See accompanying notes.

                                    PERCLOSE, INC.

                               STATEMENTS OF CASH FLOWS

                                     (UNAUDITED)

                                                                             Nine Months Ended
                                                                               December 31,
                                                                   ----------------------------------
                                                                         1997                 1996
                                                                   --------------       -------------
OPERATING ACTIVITIES
   Net loss                                                        $ (12,190,048)       $ (6,486,417)
   Adjustments to reconcile net loss to net
    cash used in operating activities:
      Depreciation                                                       769,710             474,634
      Deferred compensation amortization                                 237,015              73,799
   Changes in operating assets and liabilities:
      Accounts receivable                                               (332,628)         (1,202,117)
      Inventory                                                         (343,989)           (122,822)
      Prepaid expenses                                                  (960,256)           (102,532)
      Accounts payable                                                    91,218            (194,181)
      Accrued expenses                                                   168,827           1,323,787
                                                                   -------------        ------------
          Net cash provided by (used in) operating activities        (12,560,151)         (6,235,849)

INVESTING ACTIVITIES
   Purchases of short-term investments                               (17,118,986)        (16,107,716)
   Proceeds from sales and maturities of short-term investments       18,360,000          16,285,451
   Purchases of equipment and improvements                            (1,391,046)           (923,196)
   Other assets                                                           90,537             (90,800)
                                                                   -------------        ------------
          Net cash provided by (used in) investing activities            (59,495)           (836,261)

FINANCING ACTIVITIES
   Principal payments under notes payable                               (290,724)           (265,070)
   Proceeds from issuance (retirements) of common stock,
     net of issuance costs                                            20,151,043              97,412
   Repurchase of common stock                                                  -             (47,396)
   Issuance of employee notes receivable                                (200,000)                  -
                                                                   -------------        ------------
           Net cash provided by (used in) financing activities        19,660,319            (215,054)

     Net increase (decrease) in cash and cash equivalents              7,040,673          (7,287,164)

     Cash and cash equivalents at beginning of period                  2,677,278           9,803,777
                                                                   -------------        ------------
     Cash and cash equivalents at end of period                    $   9,717,951        $  2,516,613
                                                                   -------------        ------------
                                                                   -------------        ------------

See accompanying notes.

                                    PERCLOSE, INC.

                            NOTES TO FINANCIAL STATEMENTS
                                  DECEMBER 31, 1997

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

     The Company's fiscal year ends on the last Friday in March. The Company's fiscal quarters end on the Friday closest to the end of each calendar quarter. The three month and nine month periods shown as having ended December 31, 1997 and 1996 actually ended on December 26, 1997 and December 27, 1996, respectively. For ease of presentation, the accompanying financial statements have been shown as ending on the last day of the calendar month.

NOTE 2.  INVENTORIES

     Inventories consist of the following:

                                             DECEMBER 31,     MARCH 31,
                                                  1997          1997
                                             -----------     ----------
     Raw materials                           $  790,935      $ 311,952
     Work-in-process                            226,557        385,993
     Finished goods                              70,028         45,586
                                             ----------      ---------
                                             $1,087,520      $ 743,531
                                             ----------      ---------
                                             ----------      ---------

NOTE 3.  NET LOSS PER SHARE

As required by the Financial Accounting Standards Board, the Company has adopted Statement No. 128, Earnings per Share. Statement No. 128 requires two calculations of EPS: Basic and diluted earnings per share. Since the Company has had a loss from operations in the current fiscal year and all prior periods, basic and diluted earnings (loss) per share are the same since the inclusion of stock options would be antidilutive in the calculation of diluted earnings per share.

NOTE 4.  CASH, CASH EQUIVALENTS AND AVAILABLE-FOR-SALE SECURITIES

     The Company invests its excess cash in government and corporate securities. Highly liquid investments with maturities of three months or less at the date of acquisition are considered by the Company to be cash equivalents. Investments with maturities beyond three months at the date of acquisition and that mature within one year from the balance sheet are considered to be short-term investments. Investments with maturities longer than one year from the balance sheet date are classified as short-term investments.

     The Company maintains its cash, cash equivalents and short-term investments in a range of fixed income securities from various issuers with different maturities and credit ratings. This diversification of risk is consistent with the Company's investment policy, which is to maintain liquidity and ensure the safety of principal.

     All short-term investments are designated as available-for-sale. Available-for-sale securities are carried at fair value with unrealized gains and losses, net of tax, reported in accumulated deficit. The amortized cost of available-for-sale debt securities is adjusted for the amortization of premiums and the accretion of discounts to maturity. Such amortization is included in interest income.

     Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in interest income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.

NOTE 5.  PUBLIC OFFERING

     In November 1997 the Company issued 1,000,000 shares of common stock at $21.00 per share in a public offering which resulted in net proceeds to the Company of approximately $19.2 million (after deducting underwriting commissions and estimated expenses). At December 26, 1997 there were 10,664,617 shares of common stock outstanding.

NOTE 6.  NEW ACCOUNTING PRONOUNCEMENTS

     In June 1997 the Financial Accounting Standards Board issued the Statement of Financial Accounting Standard No. 130 ("SFAS 130") "Reporting Comprehensive Income," which the Company is required to adopt for its fiscal year ending March 31, 1999. This Statement requires that all items that are required to be recognized under the accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. In June 1997 the Financial Accounting Standards Board issued the Statement of Financial Accounting Standard No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information," which the Company is required to adopt for its fiscal year ending March 31, 1999. This Statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Both standards will require additional disclosures, but will not have a material effect on the Company's financial position or results of operations.

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

OVERVIEW

     Perclose designs, develops, manufactures and markets minimally invasive medical devices that automate the delivery of needles and sutures for the surgical closure or connection of blood vessels. The Company's first family of products, the Prostar and Techstar products, surgically close arterial access sites (termed percutaneous vascular surgery or "PVS") after catheterization procedures such as angioplasty, stenting, atherectomy and angiography. The Company is also developing devices that automate the connection of blood vessels in conventional and minimally invasive coronary artery bypass graft ("CABG") procedures.

     The Company commenced international shipments of its Prostar and Techstar products in December 1994 and July 1995, respectively. In 1997 the Company received FDA approvals for commercial sale in the United States for the Prostar, Prostar Plus, Prostar XL, Techstar and Techstar XL products.

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 1997 AND 1996

     Net revenues increased from $0.9 million for the three months ended December 31, 1996 to $2.4 million for the three months ended December 31, 1997. The increase in revenues from the comparable year ago period was due to the commencement of sales of PVS products in the United States in May 1997. United States sales comprised 80% of net sales for the three months ended December 31, 1997. International revenue for the three months ended December 31, 1997 decreased from the comparable year ago period due primarily to a re-allocation of several sales personnel from the international sales organization to the U.S. sales organization to assist with the U.S. launch of PVS products. No customer accounted for more than 10% of revenue in the December 1997 quarter.

     Cost of goods sold increased from $1.2 million for the three months ended December 31, 1996 to $2.1 million for the three months ended December 31, 1997. The Company achieved a positive gross margin of 12% in the three months ending December 31, 1997. The primary reason for the increased cost of goods sold was the higher volume of units sold, resulting in higher material and labor costs during the December 1997 quarter. In addition, the primary products approved in the U.S. market during the December 1997 quarter (the Prostar 9 and 11) were not sold at all by the Company during the December 1996 quarter, and have a standard cost approximately two times the standard cost of the rest of the Company's products. On December 30, 1997 the FDA approved new generations of products that will replace the Prostar 9 and 11. As a result of these approvals, all products now on the market in the United States have the lower standard cost referred to above. Also, the rapid rate of U.S. product approvals resulted in frequent phase in and phase out of products in production and increased the number and types of PVS products in production during the December 1997 quarter. With the recent FDA approvals, the Company expects a more harmonized and stable product offering across international and domestic sales areas. The factors increasing cost of goods sold were offset, in part, by a decrease related to a change in expense allocation methodology between the research and manufacturing departments.

     Research and development expenses remained relatively unchanged at $1.4 million for the three months ended December 31, 1997 compared to $1.3 million for the three months ended December 31, 1996. Research and development expenses increased due to increased payroll expense resulting from headcount additions and a change in the cost allocation methodology of capturing expenses relating to research and development. Offsetting these increases was the absence of clinical trial expenses during the December 31, 1997 period.

     Marketing, general and administrative expenses increased from $1.6 million for the three months ended December 31, 1996 to $3.0 million for the three months ended December 31, 1997. The increase was primarily due to expenses associated with the U.S. field sales force in the December 1997 quarter, which didn't exist in the comparable quarter, along with an increase in the support staff required to handle the increased volume of sales.

     Net interest income decreased from $441,000 for the three months ended December 31, 1996 to $296,000 for the three months ended December 31, 1997 primarily due to a lower level of cash and short-term investments.

NINE MONTHS ENDED DECEMBER 31, 1997 AND 1996

     Net revenues increased 40% from $3.4 million for the nine months ended December 31, 1996 to $4.8 million for the nine months ended December 31, 1997. The same factors that affected net revenues during the December 1997 quarter were present for the nine months ended December 31, 1997. Sales in the United States comprised 72% of net revenues for the nine months ended December 31, 1997. Sales to the Company's German distributor represented 11% of net sales for the nine months ended December 31, 1997.

     Cost of goods sold increased from $3.5 million for the nine months ended December 31, 1996 to $5.4 million for the nine months ended December 31, 1997. The same factors that affected cost of goods sold during the December 1997 quarter were present for the nine months ended December 31, 1997.

     Research and development expenses increased from $3.7 million for the nine months ended December 31, 1996 to $3.9 million for the nine months ended December 31, 1997. Research and development expenses were higher in the current year due to increased payroll expense of $0.7 million related to headcount additions. In addition, a change in the cost allocation methodology of capturing expenses relating to research and development resulted in another $0.7 million increase over the same period last year. Offsetting most of these increases was a decrease of $1.2 million in clinical trial expenses during the December 31, 1997 period.

     Marketing, general and administrative expenses increased from $4.1 million for the nine months ended December 31, 1996 to $8.6 million for the nine months ended December 31, 1997. The increase was primarily due to the establishment of a U.S. field sales force in March 1997.

     Net interest income decreased from $1.3 million for the nine months ended December 31, 1996 to $909,000 for the nine months ended December 31, 1997 primarily due to a lower level of cash and short-term investments. Although the Company raised additional cash from a public stock offering at the end of November 1997, the additional funds did not have a significant impact on interest income for the nine months ending December 31, 1997.

INCOME TAXES

     The Company has incurred only state minimum taxes since inception, which are included in net interest income. The Company has incurred net losses in prior fiscal years and expects to incur a net loss in the current fiscal year. The Company has not generated any net income to date and therefore has not paid any federal taxes since inception.

     Realization of deferred tax assets is dependent on future earnings, if any, the timing and amount of which are uncertain. Accordingly, a valuation allowance has been established in an amount equal to the net deferred assets of the Company to reflect these uncertainties.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's net cash used in operating activities was $12.6 million for the nine months ended December 31, 1997, compared to $6.2 million for the nine months ended December 31, 1996. The increase reflected higher spending levels in sales and marketing which accompanied initial product introductions in the United States, as well as increased spending in manufacturing as the Company prepared for the production of the Techstar product in higher volumes required for the U.S. market and for the line changes required to accommodate rapid product approvals in the United States.

     The Company's net cash used by investing activities was $59,000 for the nine months ended December 31, 1997 compared to net cash used in investing activities of $836,000 for the nine months ended December 31, 1996. For the nine months ended December 31, 1997, net sales of short-term investments generated $1.2 million in cash that was offset by $1.4 million for purchases of equipment. These equipment purchases were primarily for production equipment and, to a lesser degree, computer equipment due to increased personnel hires and manufacturing activities. In the nine months ended December 31, 1996, net proceeds from short-term investments generated $178,000 that was offset by $923,000 for equipment purchases.

     The Company's net cash provided by financing activities was $19.7 million for the nine months ended December 31, 1997, compared to net cash used in financing activities of $215,000 for the nine months ended December 31, 1996. For the nine months ended December 31, 1997, net proceeds from the issuance of Common Stock of $20.2 million were offset by principal payments under notes payable of $291,000 and issuance of employee loans of $200,000. For the nine months ended December 31, 1996, principal payments under notes payable of $265,000 were offset by net proceeds from the issuance of Common Stock of $50,000.

     The Company's principal source of liquidity at December 31, 1997 consisted of cash, cash equivalents, and short-term investments of $33.5 million. In November 1997, the Company completed an offering of 1,000,000 shares of Common Stock, which resulted in net proceeds to the Company of approximately $19.2 million (after deducting underwriting commissions and estimated expenses). In addition, the Company has borrowed $1.3 million under an equipment credit facility, of which a balance of approximately $211,000 remained outstanding as of December 31, 1997.

     The Company anticipates that its operating losses will continue for at least the next two fiscal quarters since it plans to expend substantial resources in funding product development and continues to expand manufacturing activities. Although Perclose believes that current cash balances and short-term investments along with cash generated from the future sales of products will be sufficient to meet the Company's operating and capital requirements through fiscal 1999, there can be no assurance that the Company will not require additional financing within this time frame or after. There can be no assurance that such additional financing will be available on satisfactory terms or at all. In any event, Perclose may in the future seek to raise additional funds. Perclose's future liquidity and capital requirements will depend on numerous factors, including actions relating to regulatory and reimbursement matters, the costs and timing of expansion of marketing, sales, manufacturing and product development activities, the extent to which the Company's products gain market acceptance and competitive developments.

FACTORS AFFECTING OPERATING RESULTS

DEPENDENCE UPON PROSTAR AND TECHSTAR PRODUCTS. The Prostar and Techstar products for percutaneous closure of arterial access sites following catheterization procedures are currently the Company's only marketed products. If the Company is unable to commercialize the Prostar and Techstar products successfully in the United States, the Company's business, financial condition and results of operations will be materially and adversely affected. In addition, there can be no assurance as to when or whether the Company will receive FDA clearance or approval for sale of other PVS products or any other products in the United States. There can be no assurance that the Company's development efforts will be successful or that any further PVS products or any other product developed by the Company will be safe or effective, capable of being manufactured in commercial quantities at acceptable costs, approved by appropriate regulatory and reimbursement authorities or successfully marketed. Furthermore, because the Prostar and Techstar products represent the Company's sole near-term product focus, the Company could be materially and adversely affected if these products are not successfully commercialized and if future generation products are not successfully developed, do not receive regulatory approvals and are not successfully commercialized.

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

HISTORY OF LOSSES AND EXPECTATION OF FUTURE LOSSES. The Company has a limited history of operations. Since its inception in March 1992, the Company has been primarily engaged in research and development of its percutaneous arterial access site closure products. The Company has generated limited revenues from international sales in certain markets, which sales commenced in December 1994. Since May 1997, the Company has generated limited revenues from domestic sales. The Company has experienced significant operating losses since inception and, as of December 31, 1997, had an accumulated deficit of $40.2 million. The Company expects its operating losses to continue for at least the next two fiscal quarters as it continues to expend substantial resources in funding expansion of manufacturing, marketing, sales, research and development activities. There can be no assurance that the Company will achieve or sustain profitability.

FLUCTUATIONS IN OPERATING RESULTS. The Company anticipates that its results of operations will fluctuate significantly from quarter to quarter and will depend upon numerous factors, including actions relating to regulatory and reimbursement matters, progress and results of clinical trials, the extent to which the Company's or its competitors' products gain market acceptance, introduction of alternative means for arterial access site closure and competitive developments. Due to the elective nature of many coronary catheterization procedures, patients may defer such procedures during the summer vacation season. As a result, the Company may experience seasonal fluctuations in its results of operations, particularly in the second fiscal quarter.
Results of operations will also be affected by the timing of orders received from distributors, the extent to which the Company is able to expand its manufacturing capabilities and its international and domestic distribution networks and the ability of distributors to effectively promote the Company's products. In addition, depending upon the timing of new product introductions, competitive factor, warranty claims and product returns, the Company may need to make allowances for product obsolescence, excess inventory, warranty claims and product returns. While the Company is currently and will likely continue to make such allowances, there can be no assurance that such allowances will be adequate to cover all costs associated with such items.

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

     In August 1997, a competitor of the Company petitioned the FDA for review of the PMA product's approval granted to the Prostar 9 and 11 products. The competitor subsequently withdrew the petition. The Company believes that there will be no further action regarding an FDA review of the Prostar 9 and 11 regulatory approval. Even if such a review were to occur, the Company believes it would have no material impact on the Company's financial condition as the Prostar 9 and 11 products have been superseded and replaced by the Prostar 8 and 10 products throughout the world.

     Sales of medical devices outside of the United States are subject to international regulatory requirements that vary from country to country. The time required to obtain approval for sale internationally may be longer or shorter than that required for FDA approval, and the requirements may differ.

The Company has obtained the certifications necessary to enable the CE mark to be affixed to the Company's Prostar and Techstar products for commercial sales in member countries of the European Union. The Company has not obtained all other such international certifications and there can be no assurance it will be able to do so in a timely manner. The Company has received regulatory approval to market the Prostar and Techstar products in Japan. The Company, through its Japanese distributor, intends to commence clinical trials in Japan that will form the basis of an application for reimbursement approvals in the Japanese health care system. There can be no assurance Japanese reimbursement approvals will be obtained in a timely manner or at all.

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

     The medical device industry has been characterized by extensive litigation regarding patents and other intellectual property rights. There can be no assurance that the Company will not in the future become subject to patent infringement claims and litigation or interference proceedings declared by the United States Patent and Trademark Office ("USPTO") to determine the priority of inventions. Any litigation or interference proceedings will result in substantial expense to the Company and significant diversion of effort by the Company's technical and management personnel. An adverse determination in litigation or interference proceedings to which the Company may become a party could subject the Company to significant liabilities to third parties or require the Company to seek licenses from third parties. Although patent and intellectual property disputes in the medical device area have often been settled through licensing or similar arrangements, costs associated with such arrangements may be substantial and could include ongoing royalties. Furthermore, there can be no assurance that necessary licenses would be available to the Company on satisfactory terms if at all. Adverse determinations in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent the Company from manufacturing and selling its products, which would have a material adverse effect on the Company's business, financial condition and results of operations.

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



          a) Exhibits:             The exhibits listed in the Index to Exhibits
                                   are filed as a part hereof and are
                                   incorporated by reference.

          b) Reports on Form 8-K:  On November 1997 the Registrant filed a report of form 8-K relating to information included in certain previously filed Exchange Act reports.


                                    EXHIBIT INDEX

Exhibit No.                         Description
-----------                         -----------

    10.14      1997 Stock Plan and form of Stock Option Agreement thereunder.

    10.15      1998 Director Option Plan, as amended to date.

    27.1       Financial Data Schedule (Edgar version only).

                                      SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this 10-Q report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  February 9, 1998            PERCLOSE, INC.


                                   /s/  HENRY A. PLAIN, JR.
                                   ---------------------------------------
                                   Henry A. Plain, Jr.
                                   PRESIDENT AND CHIEF EXECUTIVE OFFICER


                                   /s/  KENNETH E. LUDLUM
                                   ---------------------------------------
                                   Kenneth E. Ludlum
                                   VICE PRESIDENT FINANCE AND ADMINISTRATION,
                                   CHIEF FINANCIAL OFFICER
                                   (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)