Form 10-K
period 1998-03-31
PERCLOSE INC
filed 1998-06-16
CIK 934438

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

                    FOR THE FISCAL YEAR ENDED MARCH 31, 1998

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
      (State or other jurisdiction of        (I.R.S. Employer Identification
       incorporation or organization)                     No.)
    199 JEFFERSON DRIVE, MENLO PARK, CA                   94025
  (Address of principal executive offices)             (Zip code)

       Registrant's telephone number, including area code: (650) 473-3100
                            ------------------------

        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $0.001 par value

                                (Title of class)

                        Preferred Share Purchase Rights

                                (Title of class)
                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes / / No /X/

    The aggregate value of voting stock held by non-affiliates of the registrant was approximately $200,059,257 as of April 30, 1998, based upon the closing price of the Registrant's Common Stock reported for such date on the Nasdaq Stock Market. Shares of Common Stock held by each executive officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes. As of April 30, 1998, the registrant had outstanding 10,737,150 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Certain information is incorporated into Part III of this report by reference to the Proxy Statement for the Registrant's 1998 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                                                              PAGE
                                                                                                             NUMBER
                                                                                                          -------------
PART I..................................................................................................            3
  Item 1.             BUSINESS..........................................................................            3
                        Company Overview................................................................            3
                        Industry Overview...............................................................            4
                        Arterial Access Site Management.................................................            5
                        Perclose Solution...............................................................            6
                        Minimally Invasive CABG Surgery Products........................................            6
                        Business Strategy...............................................................            7
                        Products and Technology.........................................................            8
                        Clinical and Regulatory Status..................................................            9
                        Marketing and Distribution......................................................            9
                        Research and Development........................................................           10
                        Manufacturing...................................................................           10
                        Competition.....................................................................           11
                        Patents and Proprietary Rights..................................................           12
                        Government Regulation...........................................................           13
                        Third-Party Reimbursement.......................................................           16
                        Product Liability and Insurance.................................................           17
                        Employees.......................................................................           17
                        Management......................................................................           18
  Item 2.             PROPERTIES........................................................................           20
  Item 3.             LEGAL PROCEEDINGS.................................................................           20
  Item 4.             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............................           20

PART II.................................................................................................           21
  Item 5.             MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.............           21
  Item 6.             SELECTED FINANCIAL DATA...........................................................           21
  Item 7.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                      OPERATIONS........................................................................           21
  Item 8.             FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.......................................           21
  Item 9.             CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
                      DISCLOSURE........................................................................           21

PART III................................................................................................           22
  Item 10.            DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT................................           22
  Item 11.            EXECUTIVE COMPENSATION............................................................           22
  Item 12.            SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT....................           22
  Item 13.            CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................................           22

PART IV.................................................................................................           22
  Item 14.            EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K..................           22

                                     PART 1

ITEM 1. BUSINESS

COMPANY OVERVIEW

    Perclose, Inc. ("Perclose" or the "Company") designs, manufactures and markets less invasive medical devices that automate the surgical closure or connection of blood vessels. A first product family, the Prostar-Registered Trademark- and Techstar-Registered Trademark- products, which are marketed worldwide, surgically close the arterial access site in the femoral artery after catheterization procedures such as angioplasty, stenting, atherectomy and diagnostic angiography. A second group of products, The Heartflo-TM- System, is under development and is designed to automate the surgical connection of blood vessels in conventional and minimally invasive coronary artery bypass surgery.

    The Prostar and Techstar percutaneous vascular surgery ("PVS") products are designed to provide routine, definitive closure that replicates results previously obtainable only through open surgery, without the associated risks and costs. Randomized clinical trials of the Prostar and Techstar products have demonstrated significant clinical and economic advantages over conventional compression methods of arterial access site closure. These advantages include achieving rapid hemostasis (the cessation of bleeding), reducing nursing time required to monitor patients, allowing earlier patient ambulation, enabling more efficient use of the catheterization laboratory, reducing overall treatment costs and improving patient comfort. In addition, for certain high risk patients, such as those who have experienced a heart attack, the Company's products allow continuation of aggressive anticoagulation, thrombolytic or anti-restenosis drug therapy without an increased risk of bleeding complications at the arterial access site.

    The Company commenced international shipments of its first Prostar and Techstar products in December 1994 and July 1995, respectively. In fiscal 1998, the Company received a FDA premarket approval ("PMA") and several PMA supplement approvals for commercial sale in the United States of versions of its Prostar and Techstar PVS products.

    The Company is also developing the Heartflo Anastomosis System to allow cardiac surgeons to automate the rapid placement of sutures in blood vessels during coronary artery bypass graft ("CABG") surgery. The success of a coronary artery bypass surgery procedure is largely determined by the quality of the anastomosis (attachment), which dictates the long-term patency, or blood flow, through the vein graft to the coronary arteries. While cardiac surgeons have developed effective surgical techniques to perform hand-sewn anastomoses of coronary blood vessels in conventional CABG surgeries, the recent emergence of minimally invasive CABG procedures introduces additional challenges for performing hand-sewn anastomoses during such procedures. Since the opening to the chest cavity created by ports or mini-thoracotomies used in minimally invasive CABG procedures is small, accessing and suturing the bypass graft to the coronary artery is more difficult, may take longer to perform and may not achieve the same therapeutic results as in conventional open chest CABG surgery. The Heartflo Anastomosis System is being designed to deploy an ideal suture pattern in a rapid, consistent and automated fashion while still allowing the surgeon ultimate control over the tensioning and tying of the sutures to complete attachment of the bypass graft. The Heartflo Anastomosis System is being designed for use with conventional, open chest CABG procedures and the newer, minimally invasive, beating heart and stopped heart procedures. The Heartflo system is currently undergoing preclinical testing.

    This Report on Form 10-K contains certain forward looking statements regarding future events with respect to the Company. Actual events and/or future results of operations may differ materially as a result of the factors described herein and in the documents incorporated herein by reference, including, in particular those factors described under "Business--Manufacturing", "--Competition," "--Patents and Proprietary Rights", "--Government Regulations", "--Third Party Reimbursement" and "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors Affecting Future Operating Results."

INDUSTRY OVERVIEW

    THERAPEUTIC INTERVENTIONAL CARDIOLOGY MARKET

    CORONARY ARTERY DISEASE. More than 6 million people in the United States have been diagnosed with coronary artery disease, which is a formation of atherosclerotic plaque that causes blood flow restrictions, or blockages, within the coronary arteries. These blockages can occur anywhere within the complex network of arteries that provide blood to the heart muscle. If left untreated, coronary artery disease can cause severe chest pain and lead to heart attacks. The principal means of treating coronary artery disease when diet, exercise or drug therapy fail to achieve therapeutic results include CABG, a highly invasive open surgical procedure, and percutaneous transluminal coronary angioplasty ("balloon angioplasty") as well as other percutaneous catheter-based procedures including stenting and atherectomy. Prior to the late 1970's, CABG was the only alternative for treating coronary artery disease that did not respond to non-invasive therapy. Since its clinical introduction in 1978, balloon angioplasty, either alone or in conjunction with stents, has emerged as the principal less invasive alternative to CABG. Industry estimates in 1997 indicate that there are approximately 540,000 CABG procedures performed annually worldwide, with 320,000 of those occurring in the United States. Industry sources estimate that there are approximately 675,000 balloon angioplasty, stenting and atherectomy procedures performed annually worldwide, including approximately 425,000 such procedures in the United States. In addition, minimally invasive forms of CABG have been recently introduced and continue to be developed. These procedures attempt to reduce the invasiveness of CABG by minimizing the size of the incisions required.

    BALLOON ANGIOPLASTY AND STENTING PROCEDURES. At the beginning of a balloon angioplasty procedure, the physician initiates anticoagulation drug therapy to prevent formation of blood clots, which can cause arterial blockages. Anticoagulation therapy is typically continued throughout the procedure. A local anesthetic is administered and a small incision is made in the groin area to gain access to the femoral artery, which is punctured to create an access site for catheterization devices. The cardiologist inserts an introducer sheath into the femoral artery and places a guiding catheter through the introducer sheath to create a path from outside the patient to the arteries of the heart. The cardiologist advances a small guidewire through the inside of the guiding catheter, into the coronary artery and across the site of the blockage. A balloon catheter is delivered over the guidewire through the inside of the guiding catheter into the artery and across the site of the blockage. The balloon is inflated to compress the blockage against the walls of the artery, thereby enlarging the diameter of the arterial lumen and increasing blood flow to the heart muscle. During this procedure, anticoagulation drug therapy is ordinarily used to prevent clot formation in the coronary arteries. At the conclusion of the procedure, the cardiologist decides if the benefits of continued anticoagulation therapy outweigh the increased risk of bleeding at the femoral artery access site. This decision influences the level of post-procedure nursing observation and the length of the hospital stay, which is typically one to three days.

    Other catheter-based therapeutic coronary procedures include stenting and atherectomy. Stents are implantable, metal, tube shaped devices delivered on a balloon catheter and permanently deployed at a blockage site to maintain increased lumen diameter by mechanically supporting the artery. Stenting procedures have been reported to reduce the risk of abrupt coronary artery closure, thereby creating the possibility for outpatient stenting due to a reduced need to keep patients under post-procedure nursing observation. The current potential for outpatient stenting is, however, limited by the inability to achieve predictable, sustained hemostasis of the arterial access site. Atherectomy encompasses several types of devices that are designed to remove atherosclerotic plaque that blocks blood flow in the arteries.

    DIAGNOSTIC ANGIOGRAPHY AND OTHER PERCUTANEOUS VASCULAR PROCEDURES

    Patients believed to have coronary artery disease typically undergo diagnostic angiography to determine the extent and location of their arterial blockages. Angiography is a procedure in which radiopaque dye visible under x-ray is delivered through a catheter directly into the coronary arteries, allowing real-time visualization with an x-ray imaging system. Like therapeutic angioplasty, angiography is also performed using a catheter placed into the vascular system through a puncture in the femoral artery. Industry estimates in 1997 indicated that angiography is performed annually on approximately 2.9 million patients worldwide including approximately 1.7 million patients in the United States. Angiography procedures represent a significant market opportunity for arterial closure devices because under conventional treatment protocols many of these patients are kept under nursing observation for several hours following the procedure primarily to confirm achievement of hemostasis.

    Many other catheterization procedures rely on percutaneous access to the vascular system through a puncture in the femoral artery. These procedures include peripheral vascular therapeutic and diagnostic procedures, of which approximately 1.0 million and 1.3 million, respectively, are performed annually worldwide. These procedures may represent a significant market opportunity for arterial closure devices because under conventional treatment protocols, many of these patients are kept under nursing observation following the procedure primarily to confirm achievement of hemostasis. Therefore, the availability of reliable arterial access site closure devices could facilitate early discharge of these patients. Percutaneous vascular surgery devices could also be used to close femoral artery access sites in interventional neuroradiology catheterization procedures, electrophysiology procedures to map and ablate cardiac arrhythmias and intra-aortic balloon pump procedures. In addition, emerging percutaneous catheterization procedures and other new interventional procedures, including catheter-based vascular grafts, cardiopulmonary support procedures and percutaneous treatment of abdominal aortic aneurysms may also represent new market opportunities for larger versions of the Company's PVS products.

ARTERIAL ACCESS SITE MANAGEMENT

    Following catheter-based coronary procedures such as balloon angioplasty, stenting, atherectomy or angiography, the physician or nursing staff must close the arterial access site. With procedures relying on conventional compression closure techniques, anticoagulation therapy (which is used in all interventional cases) is discontinued for up to four hours prior to closure of the access site to allow the patient's clotting function to normalize. During this period, the introducer sheath is left in place and the patient must remain immobile in bed to prevent bleeding at the access site. Once the introducer sheath is removed, intense direct pressure is applied to the puncture site for a period of time ranging from 15 minutes to over one hour to facilitate formation of a blood clot in order to seal the arterial access site. This pressure is applied either manually or with a large C-clamp or other pressure device placed around the patient's leg. A dislodged clot can result in internal or external bleeding, which may necessitate transfusions or result in other vascular complications if not immediately controlled. Because any movement may dislodge the clot, the patient is required to remain immobile under close nursing observation in a coronary care unit for an additional four to 24 hours after the procedure, depending on the amount of anticoagulation drug therapy used and the type of procedure performed. Conventional closure methods may result in substantial costs, limit operating efficiencies and constrain the scheduling and usage of the catheterization laboratory by the number of beds and nursing staff in the coronary care unit.

    The arterial access site can be affected by other complications associated with conventional compression methods, including a hematoma in which a coagulated blood mass forms at the access site, a pseudoaneurysm in which blood continues to flow from the artery into the coagulated blood mass at the access site, femoral nerve damage from extended compression and a vagal response characterized by a sharp drop in blood pressure. Patients often experience significant pain and discomfort during compression of the artery and in the period in which they are required to be immobile, and may require pain medication. Many patients report that the pain associated with compression of the artery and immobilization is the most uncomfortable and difficult aspect of the catheterization procedure.

    In addition to the anticoagulation therapy administered during routine coronary catheterization procedures, post-procedure anticoagulation or antiplatelet therapy is necessary in certain patients who are at an elevated risk of formation of a life-threatening blood clot in the coronary arteries. The Company believes that this group may represent up to 30% of therapeutic coronary catheterization patients and includes patients who have experienced a heart attack or undergone complicated balloon angioplasty characterized by dissection of the arterial wall during expansion of the balloon. For these patients, optimal treatment usually requires continued anticoagulation therapy to keep blood clots from forming, new drugs to reduce the risk of restenosis or thrombolytic drugs to dissolve existing clots. With conventional arterial access site closure therapies, the interventional cardiologist is faced with the choice of discontinuing anticoagulation therapy and closing the arterial access site using compression or continuing drug therapy and leaving the sheath in place overnight, which requires the patient to remain immobile and extends the hospital stay. The cardiologist must therefore manage the difficult balance of preventing clot formation in the coronary arteries while encouraging a clot formation to close the arterial access site. In high clinical need patients, conventional arterial access site management options may lead to a greater risk of heart attack, higher vascular complication rates, significant patient discomfort during clamping and immobilization, intensive nursing monitoring, extended hospitalization and increased costs of care.

PERCLOSE SOLUTION

    The Company believes that its PVS products, which achieve rapid closure of arterial access sites following percutaneous catheterization procedures, overcome the clinical disadvantages of conventional closure methods and enable catheterization laboratories to achieve increased operating efficiencies and cost savings. The Company's PVS products enable the physician to suture arterial access sites percutaneously, providing a means of closure that has previously been possible only through open vascular surgery. Since the introduction of catheterization procedures, vascular surgery has been the definitive method used to close arterial access sites that do not respond to conventional compression therapy. Open surgery requires a long incision in the patient's groin area, involves a significant recovery period and increases overall treatment costs. While surgeons can close the arterial access site with one or two sutures, the invasive nature of open surgery makes it unsuitable for routine use in catheterization patients. Perclose PVS products are designed to provide routine, definitive closure that replicates, through a minimally invasive procedure, the results previously obtainable only through open surgery without the associated risks and costs. The products are designed to be easy to use, relying on standard techniques that are familiar to physicians performing these procedures.

    Perclose PVS products are used in the catheterization laboratory to close the arterial access site as the final step in the catheterization procedure. By achieving rapid hemostasis, PVS products reduce the need for the patient to remain immobile under close observation in the coronary care unit. This minimizes the patient's pain and discomfort and allows the patient to ambulate shortly after the catheterization procedure. Early ambulation of patients can also improve utilization of hospital resources. For example, in conventional practice, angiography is usually performed in the morning to permit same-day discharge following observation and confirmation of hemostasis. Earlier ambulation and discharge of these patients may contribute to more efficient usage of the of catheterization laboratory by allowing scheduling of diagnostic procedures throughout the day.

MINIMALLY INVASIVE CABG SURGERY PRODUCTS

    The Company's first application of its core technology and technical competency outside of the PVS area is the Heartflo Anastomosis System for use in conventional, open chest CABG procedures and the newer minimally invasive beating heart and stopped heart procedures. The success of a CABG procedure is largely determined by the quality of the anastomosis (attachment), which dictates the long-term patency, or blood flow, through the vein graft to the coronary arteries. While effective surgical techniques which enable cardiac surgeons to perform hand-sewn anastomoses of coronary blood vessels in conventional CABG surgeries exist, the recent emergence of minimally invasive CABG procedures introduces additional challenges for hand-sewn anastomoses during such procedures. Since the opening to the chest cavity created by ports or mini-thoracotomies used in minimally invasive CABG procedures is small, accessing and suturing the bypass graft to the coronary artery is more difficult, may take longer to perform and may not achieve the same therapeutic results as in conventional open chest CABG surgery.

    The Heartflo system is being designed to consistently replicate the ideal, hand-sewn pattern used by cardiac surgeons during a CABG procedure by automatically deploying needles and sutures in a precise pattern in both the bypass vein graft and the coronary artery while still allowing the cardiac surgeon to maintain control over the joining of the bypass grafts to the coronary artery. When using the Heartflo system, the surgeon would first deploy needles and sutures through the bypass graft vessel and then through the coronary artery. Once the sutures have been deployed by the system, the cardiac surgeon would then tie the two vessels together using standard surgical knots.

    The Company believes that by automating the placement of the sutures, the pattern and positioning of the sutures will be more precise, consistent and reliable, leading to more clinically efficacious attachments of vein grafts to coronary arteries (i.e. higher patency rates). In addition, the Company believes that by automating the suture placement process, the Heartflo system may reduce the time needed to perform an anastomosis, especially in minimally invasive CABG procedures. Finally, this procedure also allows the cardiac surgeon to maintain control of the final suture tensioning and tying which enables the surgeon to make clinical decisions based upon the anatomy, thickness and calcification of the vessels to be joined.

    Most of the recent product development announcements and introductions for minimally invasive CABG procedures have focused on improving access to the chest cavity by reducing the need to perform a medial sternotomy during the CABG procedure. One of the limitations of minimally invasive CABG is the inability to bypass all blockages of the arteries of the heart. During these procedures, the surgeon has a difficult time rotating the heart to access to all coronary vessels and is often unable to reach the aorta in order to attach the proximal end of the graft. The Heartflo system is being designed to facilitate the attachment of bypass grafts for these more difficult attachments in the smaller working spaces used in minimally invasive CABG procedures. The Company believes that the Heartflo system will enable surgeons using the newer minimally invasive CABG procedures to obtain a quality of anastomosis similar to that obtained in conventional CABG procedures, whether surgeons perform these newer procedures through ports or mini-thoracotomies and whether on still or beating hearts. The Company believes that the availability of tools for improving the quality of the anastomosis for minimally invasive CABG procedures could encourage the adoption and enhance the long-term effectiveness of these procedures.

    The Company plans to develop three types of anastomosis devices: a proximal device which would attach one end of the graft to the aorta, a distal end-to-side device which would attach the distal end of the graft to the coronary artery and a distal side-to-side device that would attach the middle of the graft to a coronary artery.

BUSINESS STRATEGY

    The Company's objective is to be a leader in the development, manufacture and marketing of minimally invasive medical devices that automate the delivery of needles and sutures in cardiovascular surgical procedures. Key elements of the Company's strategy include:

    EMPHASIZE CLINICAL UTILITY AND COST-EFFECTIVENESS. In six randomized trials with over 2,200 patients enrolled, the Company has established that percutaneous vascular surgical repair of the arterial access site decreases time to hemostasis and time to ambulation and improves patient comfort. The Company uses data collected from clinical trials to demonstrate the clinical and cost advantages of its products to physicians, administrators and health care payors.

    APPLY FOCUSED MARKETING, SALES AND PHYSICIAN TRAINING. The Company's approved products are currently marketed to interventional cardiologists, radiologists and catheterization laboratory administrators. These products are currently marketed in the United States through a direct sales organization and internationally through distributors in Germany, France, Japan and other major countries, under regulatory approvals where required. The Company believes that the majority of interventional catheterization procedures in the United States are performed in high volume catheterization laboratories that can be served effectively by a relatively small, focused sales force. Perclose develops and maintains close working relationships with its customers to address their needs for products and services and to receive input regarding the Company's product development plans. The Company builds these relationships through focused physician training, which the Company believes will also be an important factor in encouraging cardiologists to use the Company's products. Perclose provides a standardized, in-the-field training course in the markets it enters.

    EXTEND THE TECHNOLOGY PLATFORM. The Company applies its core technology to other high value cardiovascular surgical areas in which remote and precise delivery of needles and sutures would improve clinical outcomes and reduce health care costs. Anastomosis of coronary blood vessels during CABG procedures represents the first application of the Company's core technology beyond arterial access site closure. The Company intends to develop new applications for its technology in other minimally invasive surgical procedures.

    EXPAND MARKETS FOR EXISTING PRODUCTS. The Company believes that several other minimally invasive catheterization procedures, both currently used and under development, will be candidates for application of its existing PVS products. The Company intends to expand its product marketing efforts into these new clinical applications, including electrophysiology, interventional neuroradiology and intra-aortic balloon pump procedures, where percutaneous surgical closure of arterial access sites can meet significant clinical needs and achieve cost reductions.

    MAINTAIN TECHNOLOGICAL LEADERSHIP. The Company continually evaluates new developments in percutaneous catheterization procedures and will seek to expand its product development efforts to address access site closure following these new procedures, including catheter-based vascular grafts, treatment of abdominal aortic aneurysms and cardiac pulmonary support procedures. Because the large diameter catheter devices required for these procedures make closure of the arterial access site difficult using conventional compression methods, open surgical procedures are ordinarily used to close the access sites. The Company believes that larger diameter versions of its current PVS products could be used to close the arterial access sites in these procedures, making it feasible to perform such procedures in a less invasive manner. The Company also focuses on improving the performance and ease of use and reducing the manufacturing costs of its PVS products.

PRODUCTS AND TECHNOLOGY

    The Company has introduced two PVS product families, the Techstar and Prostar. Techstar products are single-suture devices for suturing 6 French ("F") and 7F arterial access sites. Prostar products provide two sutures for closing arterial access sites ranging in diameter from 7F to 11F. Products within each product family can have the added designation of Plus or XL. The Plus and XL designations signify the second and third generations, respectively, of the Techstar and Prostar products. The Plus and XL enhancements reduce procedure time, increase ease of use and reduce manufacturing costs. The XL series, or third generation design, of both the Techstar and Prostar devices has reduced procedure time to less than five minutes, compared with over 10 minutes for the first generation Prostar devices.

    PROSTAR PRODUCTS. The Prostar products are single-use, hand-held medical devices which consist of a four-needle, two-suture Prostar PVS device and a Perclose Knot Pusher. Prostar products are currently marketed worldwide in the 8F and 10F sizes and used to close arterial access sites following balloon angioplasty, stenting and atherectomy procedures.

    At the end of the catheterization procedure, the introducer sheath used in the procedure is removed utilizing a standard over-the-wire exchange technique. Next, the flexible sheath of the PVS device is inserted in the artery over a guidewire. The unique design of the device allows the physician to maintain hemostasis throughout the procedure. The device includes a marker port in the needle guide, proximal to the tips of the needles. Arterial blood flow into the marker port indicates that the device has been properly positioned with the needles and sutures inside the arterial lumen. Once positioned, the pull handle is drawn away from the patient, deploying the needles and sutures. As the needles advance toward the artery wall, they are guided by a ramp that precisely positions the needles around the arterial access site. The needles are captured in the barrel of the device which also positions the needles for removal. Two needles, each attached to the end of a single suture, will create one surgical stitch. The needles are removed from the device and detached from the sutures, which are then tied in a standard surgical square knot. The device is removed and the knots are advanced to the arterial access site with the Perclose Knot Pusher. The knots can be further secured with additional throws, which are also advanced with the Knot Pusher.

    TECHSTAR PRODUCTS. Techstar products consist of a two-needle, single-suture Techstar PVS device and a Perclose Knot Pusher. Techstar products are currently marketed worldwide in 6F, 7F and 6FS (short) sizes. The Techstar 6F product is suitable for closure of arterial access sites in therapeutic and diagnostic procedures having puncture sites dilated by 6F or smaller introducer sheaths while the 7F diameter product is suitable for closure of puncture sites dilated by 7F interventional and diagnostic introducer sheaths. The Techstar 6FS is shorter in length than the Techstar 6F and is suitable for use after peripheral diagnostic and interventional procedures for vascular disease of the lower legs.

CLINICAL AND REGULATORY STATUS

    In April 1997, the Company received PMA approval for commercial sale in the United States of its Prostar 9F and 11F products. In November 1997, the Company received PMA supplement approval for commercial sale in the United States of its Techstar 6F and Techstar XL 6F products. In January 1998 the Company received PMA supplement approval for the Prostar Plus 8F and 10F and Prostar XL 8F products for commercial sale in the United States.

    Perclose PVS products are currently marketed internationally in Germany, France, Japan and other major countries under regulatory approvals where required. The Company obtained CE mark certification in 1996, allowing it to market its products in all member countries of the European Union and to ship its products to European Union countries directly from its United States manufacturing facility.

    The Company has received regulatory approval to market the Prostar and Techstar products in Japan and has commenced a clinical trial in Japan that will form the basis for an application for reimbursement approvals in the Japanese health care system. Getz Brothers Company Ltd., the Company's Japanese distributor, will be responsible for management of clinical trials, obtaining reimbursement approval for the Company's products and obtaining and holding regulatory approvals in Japan. There can be no assurance that such reimbursement approvals will be obtained in a timely manner or at all. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors Affecting Future Operating Results--Government Regulation."

MARKETING AND DISTRIBUTION

    The Company markets its PVS products in the United States through a direct sales organization. The Company believes that the majority of interventional catheterization procedures in the United States are performed in high volume catheterization laboratories, and that these institutions can be effectively served by a relatively small, focused sales force. The Company develops and maintains close working relationships with its customers to address their needs for products and services and to receive input regarding the Company's product development plans. The Company builds these relationships through focused physician training, which the Company believes will also be a key factor in encouraging physicians to use the Company's products. The Company provides a standardized, in-the-field training course in the markets it enters.

    The Company's international sales and marketing strategy for PVS products focuses on interventional cardiologists and radiologists through established distributors in major international markets, subject to required regulatory approvals. The Company generally operates under written distribution agreements with its distributors, although the Company does not have written agreements with certain distributors, typically those in smaller markets. Distributors with which the Company has distribution agreements generally have the exclusive right to sell the Company's products within a defined territory. These distributors also typically market other medical products, although the Company generally seeks to obtain covenants from its distributors prohibiting them from marketing medical devices that compete directly with the Company's products. The Company's distributors typically purchase the Company's products at a discount from the end user list price and resell the products to hospitals and clinics. Sales to international distributors are denominated in U.S. dollars, except to the Company's German and French distributors. The distributor and end-user price varies from country to country. The Company has seven employees directly involved with physician training and assisting distributors assigned to European and Asian territories.

    In the fiscal year ended March 31, 1998 there was no single customer whose sales comprised 10% or more of the Company's net revenue. Prior to March 31, 1997 all of the Company's revenues were derived from export sales to international distributors, primarily in Europe, none of which are affiliated with the Company. In the fiscal year ended March 31, 1997 sales to A.D. Krauth GmbH, Medicorp S.A. and Getz Brothers Company Ltd., the Company's German, French and Japanese distributors accounted for approximately 59%, 15% and 15%, respectively, of net sales. In the fiscal year ended March 31, 1996 sales to A.D. Krauth GmbH and Medicorp S.A. accounted for approximately 53% and 25%, respectively.

RESEARCH AND DEVELOPMENT

    The Company's research and development activities are performed by an internal research and development staff. The Company has a three-part strategy in research and development. First, the Company continues to enhance its existing PVS products to maintain its technological leadership in percutaneous vascular surgery. Second, the Company plans to apply its core technology to the closure of other arterial access sites including those for vascular grafts, treatment of abdominal aortic aneurysms and cardiac pulmonary support procedures. Third, the Company is applying its core technology to other high value surgical areas such as coronary anastomosis with its Heartflo system. Research and development expenses for fiscal 1996, 1997 and 1998 were $3.1 million, $4.7 million and $5.4 million, respectively.

MANUFACTURING

    The Company currently manufactures its PVS products in a Class 10,000 clean room facility in Menlo Park, California. The Company purchases components from various suppliers and relies on single sources for several parts. To date, the Company has not experienced any significant adverse affects resulting from shortages of components. Delays associated with any future part shortages, particularly as the Company scales up its manufacturing activities in support of commercial sales in the United States and for international distributor orders, would have a material adverse effect on the Company's business, financial condition and results of operations. Manufacturers often encounter difficulties in scaling up production of new products, including problems involving production yields, quality control and assurance, component supply and lack of qualified personnel. Difficulties encountered by the Company in manufacturing scale-up could have a material adverse effect on its business, financial condition and results of operations. The Company has only recently begun manufacturing its products in large-scale commercial quantities.

    The Company is also required to register as a medical device manufacturer with the FDA and to list its products with the FDA. As such, the Company is subject to inspections by the FDA for compliance with the FDA's good manufacturing practices ("GMP") and other applicable regulations. In addition, in connection with international sales, the Company is required to comply with GMP requirements and ISO 9001 standards. These standards require that the Company maintain processes and documentation in a prescribed manner with respect to manufacturing, testing and quality control activities. Failure to either attain or maintain compliance with the applicable regulatory requirements or standards of various regulatory agencies would have a material adverse effect on the Company's business, financial condition and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors Affecting Future Operating Results--Limited Manufacturing Experience and Scale-Up Risk."

    In November 1997, Perclose undertook a voluntary manufacturer's recall of specific lots of Techstar XL 6F PVS products. The Company traced the problem resulting in the recall to a defective mold which resulted in one part of the product being out of specification in particular production runs. The problem was not attributable to a design defect. The Company is not aware of any increase in adverse patient consequences as a result of these product performance issues. The Company replaced the recalled Techstar XL 6F units with Techstar 6F units in inventory at the time of the recall. The recall and replacement had only an immaterial effect on its results of operations during the third and fourth quarters of fiscal 1998. However, there can be no assurance that future product problems necessitating recalls will not arise in the future, and any such future recall could have a material adverse effect on the Company's business, financial condition and results of operations.

COMPETITION

    Competition in the emerging market for arterial access site closure devices is intense and is expected to continue to increase. The Company believes its principal competition will come from conventional manual compression devices, mechanical compression devices and collagen plug closure devices. Conventional compression products are marketed by several companies that supply C-clamp closure devices. C.R. Bard markets the Femostop compression arch, a cuff that imposes pressure on the access site. Several new collagen-based closure devices have been developed in response to the need for improved methods of arterial access site closure following catheterization procedures. These collagen plug devices are delivered through a sheath and placed at the site of the femoral artery puncture. These collagen plugs rely on the body's clotting function, which is enhanced by the presence of collagen, and may still require external pressure to achieve closure of the arterial access site. In contrast, the Company's percutaneous vascular surgery products provide a mechanical suture closure which aids in the natural healing process and, like open surgical repair, do not rely on the body's clotting function. Datascope and Kensey Nash have received PMA approval from the FDA for products that use collagen plugs to achieve hemostasis. A subsidiary of Tyco International Ltd. has exclusive worldwide distribution rights to the Kensey Nash device. Several other companies are reported to be developing or have tried to develop arterial closure devices, some of which have an established presence in the field of interventional cardiology, including Boston Scientific Corporation, C.R. Bard, Schneider (a subsidiary of Pfizer, Inc.), United States Surgical Corporation and Guidant Corporation. In addition, several companies are developing fibrin sealants for use as arterial access site closure devices. The Company believes that the primary competitive factors in the market for arterial closure devices are clinical need, complication rates, efficacy, time to patient ambulation and discharge, ease of use and price. In addition, the length of time required for products to be developed and to receive regulatory and, in some cases, reimbursement approvals are important competitive factors.

    Competition in the market for conventional and emerging minimally invasive CABG surgical devices is also intense and is expected to increase. In September 1997 United States Surgical Corporation received FDA approval to market an anastomosis device. The Company believes that other companies, including major interventional cardiology device companies focused on both the conventional and minimally invasive CABG markets, are currently attempting to develop anastomosis devices.

    Many of the Company's competitors have substantially greater name recognition and financial resources than the Company and also have greater resources and expertise in the areas of research and development, manufacturing, marketing and regulatory affairs. There can be no assurance that the Company's competitors will not succeed in developing and marketing technologies and products that are more effective than those developed and marketed by the Company or that would render the Company's technology and products obsolete or noncompetitive. Additionally, there is no assurance that the Company will be able to compete effectively against such competitors in terms of manufacturing, marketing and sales. Also, there can be no assurance that the Company's products will be able to demonstrate clinical efficacy or cost effectiveness advantages over competing products, or that clinical trials will demonstrate such advantages.

    In addition, the medical device market is generally characterized by rapid and significant technological change and frequent emergence of new technologies, products and procedures. There can be no assurance that any such new technologies, products or procedures will not reduce the number of coronary catheterization or CABG procedures performed. The Company's success will also depend in part on its ability to respond quickly to medical and technological changes through the development and introduction of new products. Product development involves a high degree of risk and there can be no assurance that the Company's new product development efforts will result in any commercially successful products. The Company believes it competes favorably with respect to these factors, although there is no assurance that it will be able to continue to do so. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors Affecting Future Operating Results--Competition and Risk of Technological--Obsolescence."

PATENTS AND PROPRIETARY RIGHTS

    Perclose's policy is to protect its proprietary position by, among other methods, filing United States and foreign patent applications to protect technology, inventions and improvements that are important to its business. The Company has three issued United States patents covering certain aspects of the percutaneous suturing technology used in the Company's PVS products and has exclusive licenses under two additional issued patents relating to a different method of percutaneous suturing not currently employed by the Company's products. The Company has seven United States patent applications pending in the areas of device design, percutaneous suturing for vascular puncture sites and accessory devices. The Company has also licensed, on a nonexclusive basis, certain coating technology used in its products. Under the license, the Company is obligated to pay royalties on sales of products using this coating technology. The Company has filed two United States patent applications covering its anastomosis products and intends to file additional patents in the future. The Company has also filed several international patent applications corresponding to certain of its United States patent applications.

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

    In March 1998, the Company was sued for patent infringement by a competitor, Kensey Nash Corporation and that competitor's distributor, Sherwood Medical. For information regarding this lawsuit, see "Legal Proceedings."

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

    The Company typically requires its employees and consultants to execute appropriate confidentiality and proprietary information agreements upon the commencement of an employment or a consulting relationship with the Company. These agreements generally provide that all confidential information developed or made known to the individual by the Company during the course of the individual's relationship with the Company is to be kept confidential and not disclosed to third parties, except in specific circumstances. The agreements generally provide that all inventions conceived by the individual in the course of rendering services to the Company shall be the exclusive property of the Company; however, certain of the Company's agreements with consultants, who typically are employed on a full-time basis by academic institutions or hospitals, do not contain assignment of invention provisions. There can be no assurance, however, that these agreements will provide meaningful protection or adequate remedies for the Company in the event of unauthorized use, transfer or disclosure of such information or inventions. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors Affecting Future Operating Results--Reliance on Patents and Protection of Proprietary Technology."

GOVERNMENT REGULATION

    UNITED STATES REGULATION

    The Company's products are regulated in the United States as "medical devices" by the FDA under the Federal Food, Drug, and Cosmetic Act ("FDC Act") and require premarket clearance or approval by the FDA prior to commercialization. In addition, certain material changes or modifications to medical devices also are subject to FDA review and clearance or approval. Pursuant to the FDC Act, the FDA regulates the research, testing, manufacture, safety, labeling, storage, record keeping, advertising, distribution and production of medical devices in the United States. Noncompliance with applicable requirements can result in warning letters, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure of the government to grant premarket clearance or premarket approval for devices, and criminal prosecution. Medical devices are classified into one of three classes, Class I, II or III, on the basis of the controls deemed by the FDA to be necessary to reasonably ensure their safety and effectiveness. Class I devices are subject to general controls (e.g., labeling, premarket notification and adherence to GMPs). Class II devices are subject to general controls and to special controls (e.g., performance standards, postmarket surveillance, patient registries and FDA guidelines). Generally, Class III devices are those which must receive premarket approval by the FDA to ensure their safety and effectiveness (e.g., life-sustaining, life-supporting and implantable devices, or new devices which have not been found substantially equivalent to legally marketed devices), and require clinical testing to ensure safety and effectiveness and FDA approval prior to marketing and distribution. The FDA also has the authority to require clinical testing of Class I and Class II devices. A PMA application must be filed if the proposed device is not substantially equivalent to a legally marketed predicate device or if it is a preamendment Class III device (i.e. one that has been in commercial distribution since before May 28, 1976) for which the FDA has called for such applications.

    If human clinical trials of a device are required and if the device presents a "significant risk," the manufacturer or the distributor of the device is required to file an investigational device exemption ("IDE") application prior to commencing human clinical trials. The IDE application must be supported by data, typically including the results of animal and, possibly, mechanical testing. If the IDE application is approved by the FDA, human clinical trials may begin at a specific number of investigational sites with a maximum number of patients, as approved by the agency. Sponsors of clinical trials are permitted to sell those devices distributed in the course of the study provided such costs do not exceed recovery of the costs of manufacture, research, development and handling. The clinical trials must be conducted under the auspices of an independent institutional review board ("IRB") established pursuant to FDA regulations.

    Generally, before a new device can be introduced into the market in the United States, the manufacturer or distributor must obtain FDA clearance of a 510(k) notification or approval of a PMA application. If a medical device manufacturer or distributor can establish that a device is "substantially equivalent" to a "predicate device" which is a legally marketed Class I or Class II device or to a preamendment Class III device for which the FDA has not called for PMAs, the manufacturer or distributor may seek clearance from the FDA to market the device by submitting a 510(k) notification. The 510(k) notification may need to be supported by appropriate data, including clinical data, establishing the claim of substantial equivalence to the satisfaction of the FDA. The FDA recently has been requiring a more rigorous demonstration of substantial equivalence.

    Following submission of the 510(k) notification, the manufacturer or distributor may not place the device into commercial distribution until an order is issued by the FDA. No law or regulation specifies the time limit by which the FDA must respond to a 510(k) notification. At this time, the Company believes that the FDA typically responds to the submission of a 510(k) notification within 90 to 120 days, although it can take longer. An FDA order may declare that the device is substantially equivalent to another legally marketed device and allow the proposed device to be marketed in the United States. The FDA, however, may determine that the proposed device is not substantially equivalent or require further information, including clinical data, to make a determination regarding substantial equivalence. Such determination or request for additional information could delay market introduction of the products that are the subject of the 510(k) notification.

    If a manufacturer or distributor of medical devices cannot establish that a proposed device is substantially equivalent to a predicate device, the manufacturer or distributor must seek premarket approval of the proposed device through submission of a PMA application. A PMA application must be supported by extensive data, including preclinical and clinical trial data, as well as extensive literature to prove the safety and effectiveness of the device. Following receipt of a PMA application, if the FDA determines that the application is sufficiently complete to permit a substantive review, the FDA will "file" the application. Under the FDC Act, the FDA has 180 days to review a PMA application, although the review of such an application more often occurs over a protracted time period, and generally takes more than one year or more from the date of filing to complete.

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

    In April 1997, the Company received PMA approval for commercial sale in the United States of its Prostar 9F and 11F products. In November 1997, the Company received PMA supplement approval for commercial sale in the United States of its Techstar 6F and Techstar XL 6F products. In January 1998 the Company received PMA supplement approval for the Prostar Plus 8F and 10F and Prostar XL 8F products for commercial sale in the United States. There can be no assurance that the Company will be able to obtain further PMA application or PMA supplement approvals to market its products, or any other products, on a timely basis, if at all, and delays in receipt or failure to receive such approvals, the loss of previously received approvals, or failure to comply with existing or future regulatory requirements could have a material adverse effect on the Company's business, financial condition and results of operations.

    In August 1997 a competitor of the Company petitioned the FDA for review of the PMA approval granted to the Prostar 9F and 11F products. The petition was filed pursuant to a provision of the FDC Act permitting any interested party to initiate a process by which the FDA may review an approval order and may issue an order affirming, reversing or modifying the approval. To the Company's knowledge, the FDA has conducted a review pursuant to this provision only twice since the enactment of the Medical Device Amendments of 1976. No assurance can be given that the FDA will not conduct a review of the PMA approval granted to the Prostar 9F and 11F products, nor can assurance be given that the FDA will not, after such review, issue an order reversing or unfavorably modifying the original PMA approval under separate FDA regulatory approval. Any such action by the FDA would have a material adverse effect on the Company. The Company responded to the petition by submitting comments in September 1997 arguing that the FDA should deny it. The Company believes that the competitor withdrew the petition in late 1997. As of January 1998 the Company has superceded the Prostar 9F and Prostar 11F with later versions of the Prostar family on a worldwide basis.

    The Company is also required to register as a medical device manufacturer with the FDA and state agencies, such as the CDHS, and to list its products with the FDA. The Company has been inspected by both the FDA and the CDHS for compliance with the FDA's QS Reg. and other applicable regulations that require the Company to manufacture its products according to elaborate testing, control activities documentation and other quality assurance procedures. Further, the Company is required to comply with various FDA requirements for design, safety, advertising and labeling. In June 1995, the Company's Menlo Park, California facility was inspected by the CDHS, and the Company was subsequently granted a California medical device manufacturing license.

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

    The advertising of most FDA-regulated products is subject to both FDA and Federal Trade Commission jurisdiction. The Company also is subject to regulation by the Occupational Safety and Health Administration and by other governmental entities. Regulations regarding the manufacture and sale of the Company's products are subject change. The Company cannot predict what impact, if any, such changes might have on its business, financial condition or results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors Affecting Future Operating Results-- Government Regulation."

    INTERNATIONAL REGULATION

    International sales of the Company's products are subject to the regulatory agency product registration requirements of each country. The regulatory review process varies from country to country. The Company's distributors have obtained regulatory approval in several international markets. At this time, Prostar and Techstar products are being marketed in Germany, France, Japan and other major countries under regulatory approvals where required.

    Commercial sales of medical devices, including the Company's PVS products, in member countries of the European Union require the manufacturer to obtain the right to affix the CE mark, an international symbol of adherence to quality assurance standards and compliance with applicable European medical device directives. In July 1996, the Company received CE mark certification for its Techstar and Prostar PVS products. In connection with CE mark certification, the Company received ISO 9001 qualification of its manufacturing and quality assurance processes. Certification under the ISO 9000 series of standards is one of the CE mark certification requirements.

    The Company, through its Japanese distributor, has received regulatory approval for commercial sale of its products in Japan and has commenced clinical trials in Japan that will form the basis of an application for reimbursement approvals in the Japanese health care system. The Company's distributor will be responsible for management of clinical trials and obtaining reimbursement approval for the Prostar and Techstar products in Japan. There can be no assurance such approvals will be obtained in a timely manner or at all. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors Affecting Future Operating Results--Government Regulation."

THIRD-PARTY REIMBURSEMENT

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

    Separate reimbursement for the Company's products is not expected to be available in the United States and there can be no assurance that reimbursement for the Company's products will be available in international markets under either governmental or private reimbursement systems. Furthermore, the Company could be adversely affected by changes in reimbursement policies of governmental or private health care payors, particularly to the extent any such changes affect reimbursement for therapeutic or diagnostic catheterization procedures in which the Company's products are used. Failure by physicians, hospitals and other users of the Company's products to obtain sufficient reimbursement from health care payors for procedures in which the Company's products are used or adverse changes in governmental and private third-party payors' policies toward reimbursement for such procedures could have a material adverse effect on the Company's business, financial condition and results of operations.

    In international markets, market acceptance of the Company's products may be dependent in part upon the availability of reimbursement within prevailing health care payment systems. However, in general, hospitals using the Company's products do not receive specific, cost-based, direct reimbursement for the use of Perclose PVS products. Reimbursement and health care payment systems in international markets vary significantly by country. The main types of health care payment systems in international markets are government sponsored health care and private insurance. Countries with government sponsored health care, such as the United Kingdom, have a centralized, nationalized health care system. New devices are brought into the system through negotiations between departments at individual hospitals at the time of budgeting. In most foreign countries, there are also private insurance systems that may offer payments for alternative therapies. Although not as prevalent as in the United States, health maintenance organizations are emerging in certain European countries. Currently, users of the Company's products in Germany have obtained reimbursement from certain private payors. The Company's products have also been purchased by hospitals in nationalized systems in the United Kingdom and Canada. The Company received governmental reimbursement approvals for private hospitals in France that were subsequently withdrawn in October 1996. The Company is attempting to restore its reimbursement approvals with the French health care regulatory authorities. In Japan, the Company is currently undertaking a clinical study to support governmental reimbursement approvals. The Company may not receive reimbursement approvals in Japan in a timely manner, or at all. The Company may seek additional international reimbursement approvals, although there can be no assurance that any such approvals will be obtained in a timely manner, or at all, and failure to receive additional international reimbursement approvals could have an adverse effect on market acceptance of the Company's products in the international markets in which such approvals are sought. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors Affecting Future Operating Results--Uncertainty of Third Party Reimbursement."

PRODUCT LIABILITY AND INSURANCE

    The Company's business involves the risk of product liability claims. Although the Company maintains product liability insurance, there can be no assurance that product liability claims will not exceed such insurance coverage limits, which could have a material adverse effect on the Company, or that such insurance will be available on commercially reasonable terms or at all.

EMPLOYEES

    As of March 31, 1998, the Company had 198 full-time employees. Approximately 17 persons were engaged in research and development activities, 97 persons were engaged in manufacturing and manufacturing engineering, 21 persons were engaged in quality assurance and regulatory affairs, 48 persons were engaged in sales and marketing and 15 persons were engaged in general and administrative functions. No employees are covered by collective bargaining agreements, and the Company believes it maintains good relations with its employees. The Company is dependent upon a number of key management and technical personnel, and the loss of services of one or more key employees could have a material adverse effect on the Company.

MANAGEMENT

    The following table sets forth certain information with respect to the directors and executive officers of the Company:

                                                                                            DIRECTOR
NAME                                       AGE              PRINCIPAL OCCUPATION              SINCE
-------------------------------------      ---      -------------------------------------  -----------
John B. Simpson, Ph.D., M.D..........          54   Chairman, Perclose, Inc.                     1992
                                                    Professor, Stanford University

Henry A. Plain, Jr...................          40   President and Chief Executive                1993
                                                    Officer, Perclose, Inc.

Vaughn D. Bryson.....................          60   President, Life Science Advisors, LLC        1995

Michael L. Eagle.....................          51   Vice President, Manufacturing,               1996
                                                    Eli Lilly and Company

Serge Lashutka.......................          51   Manager of Organizational                    1996
                                                    Development, Unocal Corporation

James W. Vetter, M.D.................          41   Staff Cardiologist, Sequoia Hospital         1992
                                                    Associate Professor, Stanford
                                                    University

Mark A. Wan..........................          33   General Partner, Three Arch Partners         1992

Randolph E. Campbell.................          41   Vice President of Operations               --

Ronald W. Songer.....................          41   Vice President of Product Development      --

Kenneth E. Ludlum....................          45   Vice President of Finance and              --
                                                    Chief Financial Officer

Coy F. Blevins.......................          50   Vice President of U.S. Sales               --

John G. McCutcheon...................          37   Vice President of Marketing and            --
                                                    International Sales

    DR. SIMPSON co-founded Perclose in March 1992 and has served as Chairman of the Board since the Company's inception. Dr. Simpson is a professor of clinical medicine at Stanford University. He has served as a Staff Cardiologist at Sequoia Hospital in Redwood City, California since 1981. Dr. Simpson founded Advanced Cardiovascular Systems, Inc. ("ACS") in 1978 and Devices for Vascular Intervention, Inc. ("DVI") in 1984, each of which are currently divisions of Guidant Corporation. Dr. Simpson is a director of several privately held companies. Dr. Simpson holds a B.S. in Agriculture for Ohio State University, a Ph.D. in Biomedical Sciences from the University of Texas at Houston and an M.D. from Duke University.

    MR. PLAIN joined Perclose in February 1993 as President and Chief Executive Officer and a member of the Company's board of directors. Prior to joining Perclose, Mr. Plain was with Eli Lilly and Company ("Lilly") for twelve years where he held various management positions in Lilly's pharmaceutical and medical device units in a variety of functional areas including marketing, sales, finance, human resources, manufacturing and international operations. Mr. Plain is a director of several private companies.

    MR. BRYSON has served as a Director of Perclose since January 1995. Mr. Bryson is currently President of Life Science Advisors, LLC. Mr. Bryson was a thirty-two year employee of Lilly and served as President and Chief Executive Officer of Lilly from 1991 to 1993. He was Executive Vice President from 1986 until 1991. He served as a member of Lilly's Board of Directors from 1984 until his retirement in 1993. Mr. Bryson was Vice Chairman of Vector Securities International from April 1994 to December 1996. Mr. Bryson is also a Director of Ariad Pharmaceuticals, Chiron Corporation, Fusion Medical Technologies and Quintiles Transnational Corporation. Mr. Bryson received a B.S. degree in Pharmacy from the

University of North Carolina and completed the Sloan Program at Stanford University Graduate School of Business.

    MR. EAGLE has served as a Director of Perclose since September 1996. He has held various management positions in Lilly's pharmaceutical and medical device units since 1983, and currently serves as Vice President, Manufacturing. From June 1993 until January 1994, he served as Vice President of Pharmaceutical Manufacturing for Lilly, and from January 1991 until June 1993, he served as Vice President of the vascular intervention component of the Medical Devices and Diagnostics Division of Lilly. From 1988 to 1991, Mr. Eagle was President and Chief Executive Officer of IVAC Corporation, a Lilly subsidiary. From 1983 to 1988, he held various positions with ACS, a former Lilly subsidiary, serving most recently as Senior Vice President of Manufacturing from 1985 to 1988. Mr. Eagle is also a Director of Cardiac Pathways, Inc. Mr. Eagle holds a B.S. in Mechanical Engineering from Kettering University and an M.S. in Industrial Administration from Purdue University.

    MR. LASHUTKA has served as a Director of Perclose since September 1996. He is currently a Manager of Organizational Development of Unocal Corporation, a major oil, gas and chemical company. From 1993 to 1996, Mr. Lashutka was Director, Organization Development and Senior Consultant of Pacific Health Systems, Inc., a managed health care organization. From 1979 to 1993, he to was Manager of the Organization Effectiveness Department at the Kaiser Permanente Medical Care Program, a major managed health care organization operating in California. Mr. Lashutka holds a B.A. from Ohio State University, an M.A. in Psychology from the United States International University and an M.B.A. from the University of California at Berkeley.

    DR. VETTER is a co-founder of the Company and has served as a director of the Company and a consultant and medical advisor to the Company since its inception. Since 1989, Dr. Vetter has served as a Staff Cardiologist at Sequoia Hospital in Redwood City, California.

    MR. WAN has served as a Director of Perclose since September 1992. He has been a General Partner of Three Arch Partners, a venture capital firm specializing in health care investments since October 1993. From 1987 to 1993, Mr. Wan held various positions at Brentwood Associates, a venture capital firm, most recently as a General Partner. Mr. Wan has been involved in the formation of several privately held venture capital-backed health care companies and serves as a director of several privately held companies. Mr. Wan holds a B.S. in Electrical Engineering, and a B.A. in Economics from Yale University and an M.B.A. from Stanford University.

    MR. BLEVINS joined Perclose as Director of U.S. Sales in January 1994 and was promoted to Vice President, U.S. Sales in July 1996. From 1990 through 1993, Mr. Blevins was a Regional Sales Manager with DVI. Prior to 1990, Mr. Blevins held various sales and sales management positions at Baxter Healthcare, Inc. Mr. Blevins holds a B.S. in Accounting from Baylor University.

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

    MR. LUDLUM joined Perclose as Vice President of Finance and Administration and Chief Financial Officer in May 1996. From 1995 until joining Perclose, Mr. Ludlum was an independent business and financial consultant to health care and high growth companies. From November 1993 to November 1995, Mr. Ludlum was Vice President, Finance & Administration and Chief Financial Officer of RiboGene, Inc., a private biopharmaceutical company. From 1991 to 1993, Mr. Ludlum was Vice President, Finance and Administration, Treasurer, Chief Financial Officer and Secretary of Alteon Inc., a publicly traded biopharmaceutical company developing therapies for diabetes. From 1986 to 1991, Mr. Ludlum held various positions with Montgomery Securities in the health care finance group. Mr. Ludlum holds a B.S. in business from Lehigh University and an M.B.A. from Columbia Business School.

    MR. MCCUTCHEON joined Perclose in January 1994 as Director of Marketing. In July 1996, Mr. McCutcheon was promoted to Vice President, Marketing and in July 1997 was promoted to Vice President of Marketing and International Sales. From 1992 until joining the Company, Mr. McCutcheon was a Marketing Manager at DVI. From 1985 to 1992, Mr. McCutcheon held positions in sales and marketing with the Bentley Laboratories Division of Baxter Healthcare Corporation. Mr. McCutcheon holds a B.A. in Economics and in Psychology and an M.B.A., both from the University of California, Los Angeles.

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

ITEM 2. PROPERTIES

    The Company leases an approximately 31,000 square foot facility in Menlo Park, California. This facility includes an environmentally controlled, Class 10,000 clean room for device assembly together with warehouse, laboratory and office space. The facility is leased under three separate leases which expire at various times between September 1998 and March 1999. The Company has negotiated an extension of its existing lease and is in the process of securing a larger facility for occupancy in early 1999. The Company believes it will be able to satisfy its facility requirements on commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS

    In March 1998, the Company received a patent infringement complaint and is being sued by Kensey Nash Corporation of Exton, Pennsylvania, and Sherwood Medical Company of St. Louis, Missouri. Sherwood Medical is Kensey Nash's marketing partner for its Angioseal product. The suit, filed in U.S. District Court for the Eastern District of Pennsylvania, asserts that Perclose PVS devices infringe a recently issued Kensey Nash patent. The Company has responded to the patent infringement complaint filed by Kensey Nash Corporation and Sherwood Medical Company.

    In its response to the complaint, Perclose denies that its Prostar and Techstar devices infringe the Kensey Nash patent. In addition, Perclose is seeking a declaration from the Court that Perclose does not infringe the Kensey Nash patent, and that the patent is both invalid and unenforceable. Perclose also filed counterclaims against Kensey Nash Corporation, Sherwood Medical Company, and Tyco International (U.S.) Inc. for violations of anti-trust and unfair competition laws. Tyco International (U.S.) is the parent of Sherwood Medical Company. Management believes the patent infringement complaint is without merit and intends to defend itself and its intellectual property rights vigorously.

    Based on currently available information, the Company believes that the resolution of this matter will not have a material adverse effect on the business, financial condition or results of operations of the Company. However, there can be no assurance that this matter will not be determined adversely to the Company and any adverse determination could have such a material adverse effect. See "Managment Discussion and Analysis of Financial Condition and Results of Operations--Factors Affecting Future Operations Results--Reliance on Patents and Proprietory Rights."

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's Common Stock is traded on the Nasdaq Stock Market under the symbol PERC. The number of record holders of the Company's Common Stock at May 18, 1998 was approximately 254. The approximate number of beneficial owners at May 18, 1998 was 2,655. The Company has not paid any dividends since its inception and does not intend to pay any dividends in the foreseeable future. The following table sets forth, for each quarterly period indicated, the high and low sales price for the Common Stock as reported by the Nasdaq Stock Market.

                                                                         HIGH      LOW
                                                                        -------  -------
FISCAL YEAR ENDED MARCH 31, 1996
11/7/95-12/31/95....................................................... $19 1/8  $12 3/4
Quarter Ended 3/31/96..................................................  26 1/4   15

FISCAL YEAR ENDED MARCH 31, 1997
Quarter Ended 6/30/96..................................................  24 3/4   20 1/2
Quarter Ended 9/30/96..................................................  23 1/4   13
Quarter Ended 12/31/96.................................................  24 1/4   16
Quarter Ended 3/31/97..................................................  27 3/4   19

FISCAL YEAR ENDED MARCH 31, 1998
Quarter Ended 6/30/97..................................................  27 1/4   20
Quarter Ended 9/30/97..................................................  27 3/8   20 3/4
Quarter Ended 12/31/97.................................................  27 1/2   18
Quarter Ended 3/31/98..................................................  32 3/8   17 3/4

ITEM 6. SELECTED FINANCIAL DATA

    The selected consolidated financial data of the Company appears in a separate section of this Annual Report on Form 10-K on page F-1.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Management's Discussion and Analysis of Financial Condition and Results of Operations appears in a separate section of this Annual Report on Form 10-K beginning on page F-2.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The Financial Statements and Supplementary Data appear in a separate section of this Annual Report on Form 10-K beginning on page F-9.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not Applicable

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this item is incorporated by reference to the information under the captions Directors and Nominees for Director and Section 16(a) Beneficial and Ownership Reporting Compliance in the 1998 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

    The information required by this item is incorporated by reference to the information under the caption "Executive Compensation" in the 1998 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this item is incorporated by reference to the information under the caption "Share Ownership of Directors, Officers and Certain Beneficial Owners" in the 1998 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this item is incorporated by reference to the information under the caption "Certain Transactions" in the 1998 Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)        1.         FINANCIAL STATEMENTS

                      The following Financial Statements of Perclose, Inc. and Report of Ernst & Young
                      LLP, Independent Auditors are included in this Annual Report on Form 10-K starting on page F-9.

                        Report of Ernst & Young LLP, Independent Auditors

                        Balance Sheets, March 31, 1998 and 1997

                        Statements of Operations, Years Ended March 31, 1998, 1997 and 1996

                        Statements of Stockholders' Equity, Years Ended March 31, 1998, 1997 and 1996

                        Statements of Cash Flows, Years Ended March 31, 1998, 1997 and 1996

                        Notes to Financial Statements

           2.         FINANCIAL STATEMENT SCHEDULES

                        Schedule II--Valuation and Qualifying Accounts is listed on page F-26 of this
                        Annual Report on Form 10-K.

                        All other schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or the notes thereto.

           3.         EXHIBITS

                      Refer to (c) below.

(B)        REPORTS ON FORM 8-K

           The Company did not file any reports on Form 8-K for the three months ended March 31, 1998.

(C)  EXHIBIT INDEX

 EXHIBIT NO.                                                DESCRIPTION
-------------  -----------------------------------------------------------------------------------------------------
      3.1 (1)  Restated Certificate of Incorporation.
      3.2 (1)  Bylaws of the Registrant.
      3.3 (2)  Certificate of Designations of Rights, Preferences and Privileges of Series A Participating Preferred
                 Stock.
      3.4 (2)  Preferred Shares Rights Agreement, dated as of January 27, 1997.
      4.1 (1)  Specimen Common Stock Certificate.
     10.1 (1)  Form of Indemnification Agreement between the Company and each of its directors and officers.
     10.2 (1)  1992 Stock Plan and form of Stock Option Agreement thereunder.
     10.3 (1)  1995 Director Option Plan.
     10.4 (1)  1995 Employee Stock Purchase Plan and forms of agreements thereunder.
     10.5 (1)  Lease Agreement (the "Lease Agreement") dated July 6, 1993 between Registrant and the David D.
                 Bohanon Organization for facility located at 199 Jefferson Drive, Menlo Park, California, as amended by First Amendment to Lease dated January 31, 1994.
     10.6 (3)  Second amendment to Lease Agreement dated September 10, 1996.
     10.7 (3)  Third amendment to Lease Agreement dated March 21, 1997.
     10.8 (1)  Loan and Security Agreement dated September 29, 1994 between the Registrant, Silicon Valley Bank and
                 MMC/GATX Partnership No. I, as amended by Loan Modification Agreement.
     10.9 (1)  Shareholder Rights Agreement dated August 23, 1995 between the Registrant and certain holders of the
                 Registrant's securities.
     10.10(3)  Employment Agreement dated May 8, 1996 between the Registrant and Kenneth E. Ludlum.
     10.11(1)  Agreement dated March 30, 1993 between the Registrant and LocalMed, Inc.
     10.12(3)  Promissory Note between the Registrant and John G. McCutcheon dated January 31, 1997.
     10.13(4)  Promissory Note between the Registrant and Kenneth E. Ludlum and Judy M. Wong dated June 26, 1997.
     10.14(5)  1997 Stock plan and Form of Stock Option Agreement.
     10.15(5)  1995 Director Option Plan, as amended to date.
     10.16     Fourth Amendment to Lease Agreement dated March 18, 1998.
     23.1      Consent of Ernst & Young LLP, Independent Auditors.
     24.1      Power of Attorney--(see page 24).
     27.1      Financial Data Schedule--Current Year (Edgar version only).
     27.2      Financial Data Schedule--Restated Periods (Edgar version only).

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

(5) Filed as an Exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997.

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

              SIGNATURE                           TITLE                DATE
--------------------------------------  -------------------------  -------------

       /s/ HENRY A. PLAIN, JR.          President, Chief           June 15, 1998
--------------------------------------    Executive Officer and
         Henry A. Plain, Jr.              Director (Principal
                                          Executive Officer)

        /s/ KENNETH E. LUDLUM           Vice President, Finance    June 15, 1998
--------------------------------------    and Chief Financial
          Kenneth E. Ludlum               Officer (Principal
                                          Financial and
                                          Accounting Officer)

         /s/ MICHAEL L. EAGLE           Director                   June 15, 1998
--------------------------------------
           Michael L. Eagle

         /s/ VAUGHN D. BRYSON           Director                   June 15, 1998
--------------------------------------
           Vaughn D. Bryson

          /s/ SERGE LASHUTKA            Director                   June 15, 1998
--------------------------------------
            Serge Lashutka

   /s/ JOHN B. SIMPSON, PH.D., M.D.     Director                   June 15, 1998
--------------------------------------
     John B. Simpson, Ph.D., M.D.

      /s/ JAMES W. VETTER, M.D.         Director                   June 15, 1998
--------------------------------------
        James W. Vetter, M.D.

           /s/ MARK A. WAN              Director                   June 15, 1998
--------------------------------------
             Mark A. Wan

                                 PERCLOSE, INC.

                            SELECTED FINANCIAL DATA

                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                  YEARS ENDED MARCH 31,
                                                  -----------------------------------------------------
                                                    1998       1997       1996       1995       1994
                                                  ---------  ---------  ---------  ---------  ---------
STATEMENTS OF OPERATIONS DATA:
  Net revenues..................................  $  10,631  $   4,456  $   2,457  $     178  $  --
  Loss from operations..........................    (15,131)   (11,293)    (8,860)    (7,192)    (2,676)
  Net loss......................................    (13,796)    (9,658)    (8,084)    (6,993)    (2,624)
  Basic and diluted loss per common share (1)...  $   (1.38) $   (1.02) $   (1.76) $   (1.56) $  --
  Shares used in computing net loss per share
    (1).........................................      9,967      9,471      4,584      4,496     --

                                                                        MARCH 31,
                                                  -----------------------------------------------------
                                                    1998       1997       1996       1995       1994
                                                  ---------  ---------  ---------  ---------  ---------
BALANCE SHEETS DATA:
  Cash, cash equivalents and short-term
    investments.................................  $  31,581  $  27,672  $  37,857  $   8,127  $   5,539
  Total assets..................................     40,451     32,514     40,916     10,949      6,386
  Current liabilities...........................      3,509      2,903      1,905      1,315        487
  Long-term obligations.........................     --            228        511        593        174
  Total stockholders' equity....................     36,942     29,383     38,500      9,041      5,725

------------------------

(1) Prior to 1995, statements of operations data omit the historical net loss per share, as it was not presented in the initial public offering registration statement pursuant to SEC guidelines. Pro forma net loss per share is presented for 1995. All per share amounts have been adjusted, where necessary, to reflect the implementation of Financial Accounting Standards Board (FASB) Statement No. 128 and Staff Accounting Bulletin (SAB) No. 98.

                                 PERCLOSE, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
  OPERATIONS

OVERVIEW

    Perclose designs, manufactures and markets less invasive medical devices that automate the surgical closure or connection of blood vessels. A first product family, the Prostar and Techstar products, which are marketed worldwide, surgically close the arterial access site in the femoral artery after catheterization procedures such as angioplasty, stenting, atherectomy and diagnostic angiography. A second group of products, The Heartflo System, is under development and is designed to automate the surgical connection of blood vessels in conventional and minimally invasive coronary artery bypass surgery.

    The Company commenced international shipments of its first Prostar and Techstar products in December 1994 and July 1995, respectively. In fiscal year 1998, the Company received several FDA premarket approval ("PMA") and PMA supplement approvals for commercial sale in the United States of various versions of its Prostar and Techstar Percutaneous Vascular Surgery ("PVS") products.

RESULTS OF OPERATIONS

    FISCAL YEARS ENDED MARCH 31, 1998 AND 1997

    Net revenues increased 139% to $10.6 million in the fiscal year ended March 31, 1998 from $4.5 million in the fiscal year ended March 31, 1997. Domestic sales comprised 85% of net revenue for the fiscal year ended March 31, 1998. There were no domestic sales in fiscal 1997. International sales for the fiscal year ended March 31, 1998 decreased 64% from the fiscal year ended March 31, 1997 primarily as a result of an increased emphasis by the Company on the commercial launch of the Company's PVS products in the United States. This involved a diversion of several international sales employees to the United States sales efforts, a re-organization and termination of sales personnel in Europe and changes in international sales management. The above factors resulted in lower sales volume in Europe.

    Cost of goods sold increased 65% to $7.8 million in the fiscal year ended March 31, 1998 from $4.7 million in the fiscal year ended March 31, 1997. Gross margin for the year ended March 31, 1998 was $2.8 million compared to a negative gross margin of $200,000 for the year ended March 31, 1997. The increase in gross margin resulted primarily from higher average selling prices from direct sales to U.S. customers in fiscal 1998. All sales in fiscal 1997 were to international distributors at lower prices than direct customer prices in the U.S. In addition, the increase in units sold also contributed to a favorable gross margin by spreading manufacturing fixed overhead costs over a larger volume of units sold.

    Research and development expenses increased 15% to $5.4 million in the fiscal year ended March 31, 1998 from $4.7 million in the fiscal year ended March 31, 1997. The increase in R&D expense resulted primarily from a higher allocation of expenses related to engineers shared by the manufacturing and research departments. This increase was partially offset by a decrease in clinical trial expense, which was $1.3 million in 1997 but only $64,000 in 1998.

    Marketing, general and administrative expenses increased 99% to $12.5 million in the fiscal year ended March 31, 1998 from $6.3 million in the fiscal year ended March 31, 1997. The increase was primarily due to the hiring of a sales force in the United States just prior to the start of fiscal 1998.

    Net interest income decreased to $1.3 million for the fiscal year ended March 31, 1998 from $1.6 million for the fiscal year ended March 31, 1997 primarily due to the lower average cash and short-term investments balances in fiscal year 1998. Investments of the proceeds from a public stock offering which closed in November 1997 provided the Company with a higher level of interest income in the remaining four months of the year ended March 31, 1998.

    FISCAL YEARS ENDED MARCH 31, 1997 AND 1996

    Net revenues increased 81% from $2.5 million in the year ended March 31, 1996 to $4.5 million in the year ended March 31, 1997 as a result of increased volume of Techstar and Prostar Plus shipments to international distributors.

    Cost of goods sold decreased slightly to $4.7 million in fiscal year 1997 from $4.8 million in fiscal year 1996 as a result of phasing out of an earlier version of products that had higher direct material costs in fiscal 1997 and efficiencies gained in manufacturing during fiscal year 1997.

    Research and development expenses increased 55% to $4.7 million in fiscal year 1997 from $3.1 million in fiscal year 1996. This increase was primarily the result of costs associated with the Prostar Plus and Techstar U.S. clinical studies, additional personnel required for continued product development of the Company's PVS products and the development of new products.

    Marketing, general and administrative expenses increased 81% to $6.3 million in fiscal year 1997 from $3.5 million in fiscal year 1996. The increase was primarily due to expansion of the Company's European sales forces, initial hiring of a U.S. sales force, marketing expenditures and, to a lesser degree, increased administrative personnel costs.

    Net interest income increased to $1.6 million for fiscal year 1997 from $776,000 for fiscal year 1996 due to higher average cash balances resulting from the Company's initial public offering, which occurred in November 1995.

INCOME TAXES

    The Company has not generated any taxable income to date and therefore has not paid any federal income taxes since its inception. No income tax benefit has been recorded for the net operating losses or other deferred tax assets in the fiscal years ended March 31, 1998, 1997, and 1996. Accordingly, valuation allowances in amounts equal to the net deferred tax assets as of March 31, 1998, 1997, and 1996 have been established in each period.

LIQUIDITY AND CAPITAL RESOURCES

    During the fiscal years ended March 31, 1998, 1997 and 1996 the Company used cash to fund operations of $15.0 million, $8.5 million, and $7.3 million, respectively. The increase in cash used in operations during fiscal 1998 was primarily due to increases in spending on sales and marketing personnel associated with the introduction of the PVS products in the U.S. These product introductions also required increased production spending as the Company expanded its manufacturing capability, hired additional production workers and added more production lines. The increased sales volume for the fiscal year ended March 31, 1998 also required the use of cash to support higher levels of inventory and accounts receivable.

    The Company's net cash provided by investing activities was $5.3 million in fiscal 1998 compared to $1.9 million in fiscal 1997 and net cash used of $24.2 million in fiscal 1996. In fiscal 1998 net proceeds from short-term investments generated $6.7 million in cash that was offset by $1.7 million used for purchases of equipment. These equipment purchases were primarily for production tooling and machinery to produce a new generation of PVS products, as well as to accommodate increased production volume. In addition, a significant number of computers were purchased in conjunction with the increased head count. In fiscal 1997, net proceeds from short-term investments generated $3.1 million in cash versus $23.8 million in cash used in fiscal 1996. Purchases of equipment were $1.3 million in fiscal 1997 versus $500,000 in fiscal 1996.

    Net cash generated from financing activities in fiscal 1998 was $20.3 million, compared to net cash used of $500,000 in 1997, and net cash generated of $37.6 million in 1996. Net cash provided in 1998 was primarily attributable to net proceeds of $19.4 million from a public stock offering and $1.5 million from other issuances of common stock. Issuances of common stock provided net proceeds of $200,000 in fiscal 1997 and $34.3 million in fiscal 1996 of which $34.2 million was from the Company's initial public offering.

    The Company's principal source of liquidity at March 31, 1998 consisted of cash, cash equivalents, and short-term investments of $31.6 million. The Company completed a public offering of common stock in November 1997. One million shares of common stock were sold resulting in net proceeds of $19.4 million. In addition, the Company has borrowed $1.3 million under an equipment credit facility, of which a balance of approximately $125,000 remained outstanding as of March 31, 1998.

    Although Perclose believes that current cash balances and short-term investments along with cash generated from the future sales of products will be sufficient to meet the Company's operating and capital requirements, there can be no assurance that the Company will not require additional financing. There can be no assurance that additional financing, if required, will be available on satisfactory terms or at all. In any event, Perclose may in the future seek to raise additional funds through bank facilities, debt or equity offerings or other sources of capital. Perclose's future liquidity and capital requirements will depend on numerous factors, including progress of the Company's clinical trials, actions relating to regulatory and reimbursement matters, the costs and timing of expansion of marketing, sales, manufacturing and product development activities, the extent to which the Company's products gain market acceptance, and competitive developments. There can be no assurance that the Company will achieve or sustain profitability.

YEAR 2000 COMPLIANCE

    The Company is aware of the software compatibility issues associated with existing computer systems as the year 2000 approaches. The "year 2000 problem" is pervasive and complex, as virtually every computer operation will be affected in some way by the rollover of the two-digit year value from 99 to 00. The issue is whether computer systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. Management is in the process of working with its software vendors to ensure that the Company's internal systems are prepared for the year 2000. Management does not anticipate that the Company will incur significant operating expenses or be required to invest heavily in computer systems improvements to be year 2000 compliant. However, significant uncertainty exists concerning the potential costs and effects associated with any year 2000 compliance. Any year 2000 compliance problem of either the Company, its suppliers, or customers could materially adversely affect the Company's business, results of operations, cash flows, financial condition and prospects.

NEW ACCOUNTING PRONOUNCEMENTS

    In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 130, "Reporting Comprehensive Income" (FASB 130) and Statement No. 131, "Disclosures About Segments of An Enterprise and Related Information" (FASB
131). FASB 130 establishes rules for reporting and displaying comprehensive income. FASB 131 will require the Company to use the "management approach" in disclosing segment information. Both statements are effective for the Company during fiscal 1999. The Company does not believe that the adoption of either FASB 130 or FASB 131 will have a material impact on the Company's results of operations, cash flows, financial position or prospects.

FACTORS AFFECTING FUTURE OPERATING RESULTS

    This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's future results of operations could vary significantly as a result of the factors described in this section.

    DEPENDENCE UPON PROSTAR AND TECHSTAR PRODUCTS. The Prostar and Techstar products for percutaneous closure of arterial access sites following catheterization procedures are currently the Company's only marketed products. If the Company is unable to commercialize the Prostar and Techstar products successfully in the United States--including future generations of products, the Company's business, financial condition and results of operations will be materially and adversely affected. In addition, there can be no assurance as to when or whether the Company will receive FDA clearance or approval for sale of other PVS products or any other products in the United States. There can be no assurance that the Company's development efforts will be successful or that any further PVS products or any other product developed by the Company will be safe or effective, capable of being manufactured in commercial quantities at acceptable costs, approved by appropriate regulatory and reimbursement authorities or successfully marketed.

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

    HISTORY OF LOSSES AND EXPECTATION OF FUTURE LOSSES. The Company has a limited history of operations. Since its inception in March 1992, the Company has been primarily engaged in research and development of its percutaneous arterial access site closure products. The Company has generated limited revenues from international sales in certain markets, which sales commenced in December 1994. Since May 1997, the Company has generated limited revenues from domestic sales. The Company has experienced significant operating losses since inception and, as of March 31, 1998, had an accumulated deficit of $41.8 million. There can be no assurance that the Company will achieve or sustain profitability.

    FLUCTUATIONS IN OPERATING RESULTS. The Company anticipates that its results of operations will fluctuate significantly from quarter to quarter and will depend upon numerous factors, including actions relating to regulatory and reimbursement matters, progress and results of clinical trials, the extent to which the Company's or its competitors' products gain market acceptance, introduction of alternative means for arterial access site closure and competitive developments. Due to the elective nature of many coronary catheterization procedures, patients may defer such procedures during the summer vacation season. As a result, the Company may experience seasonal fluctuations in its results of operations, particularly in the second fiscal quarter. Results of operations will also be affected by the timing of orders received from distributors, the extent to which the Company is able to expand its manufacturing capabilities and its international and domestic distribution networks and the ability of distributors to effectively promote the Company's products. In addition, depending upon the timing of new product introductions, warranty claims and product returns, the Company may need to make allowances for product obsolescence, excess inventory, warranty claims and product returns. While the Company is currently and will likely continue to make such allowances, there can be no assurance that such allowances will be adequate to cover all costs associated with such items.

    GOVERNMENT REGULATION. Clinical testing, manufacture, promotion and sale of the Company's products are subject to extensive regulation by numerous governmental authorities in the United States, principally the FDA, and corresponding foreign regulatory agencies. The Federal Food, Drug, and Cosmetic Act ("FDC Act"), and other federal and state statutes and regulations govern or influence the testing, manufacture, labeling, advertising, distribution and promotion of drugs and devices. Noncompliance with applicable requirements can result in fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, refusal to authorize the marketing of new products or to allow the Company to enter into government supply contracts, and criminal prosecution. The Company's Prostar and Techstar PVS products are regulated as Class III medical devices for which FDA approval of a PMA application must be obtained prior to U.S. commercial sales. In August 1997, a competitor of the Company petitioned the FDA for review of the PMA approval granted to the Prostar 9F and 11F products. The competitor subsequently withdrew the petition.

    Sales of medical devices outside of the United States are subject to international regulatory requirements that vary from country to country. The time required to obtain approval for sale internationally may be longer or shorter than that required for FDA approval, and the requirements may differ. The Company has obtained the certifications necessary to enable the CE mark to be affixed to the Company's Prostar and Techstar products for commercial sales in member countries of the European Union. The Company has not obtained all other such international certifications and there can be no assurance it will be able to do so in a timely manner. The Company has received regulatory approval to market the Prostar and Techstar products in Japan. The Company, through its Japanese distributor, commenced clinical trials in Japan that will form the basis of an application for reimbursement approvals in the Japanese health care system. There can be no assurance Japanese reimbursement approvals will be obtained in a timely manner or at all.

    COMPETITION AND RISK OF TECHNOLOGICAL OBSOLESCENCE. Competition in the emerging market for arterial access site closure devices is expected to increase. Most of the Company's competitors have significantly greater name recognition, experience, financial, technical, research, marketing, sales, distribution and other resources than the Company. There can be no assurance that the Company's competitors will not succeed in developing or marketing technologies and products that are technologically superior, more effective or commercially attractive than any that are being developed by the Company, or that such competitors will not succeed in obtaining regulatory approval, introducing or commercializing any such products prior to the Company. Such developments could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the medical device market is generally characterized by rapid and significant technological change and frequent emergence of new technologies, products and procedures. Accordingly, the Company's success will also depend in part on its ability to respond quickly to medical and technological changes.

    LIMITED MANUFACTURING EXPERIENCE AND SCALE-UP RISK. The Company has only limited experience in manufacturing the Prostar and Techstar products. The Company currently manufactures the Prostar and Techstar products for domestic and international commercial sales. There can be no assurance that future manufacturing difficulties, which could have a material adverse effect on the Company's business, financial condition and results of operations, will not occur.

    In November 1997, Perclose undertook a voluntary manufacturer's recall of specific lots of Techstar XL 6 french PVS products. The Company traced the problem resulting in the recall to a defective mold which resulted in one part of the product being out of specification in particular production runs. The problem was not attributable to a design defect. The Company is not aware of any increase in adverse patient consequences as a result of these product performance issues. The Company replaced the recalled Techstar XL 6 units with Techstar 6 units in inventory at the time of the recall. The recall and replacement had only an immaterial effect on its results of operations during the third and fourth quarters of fiscal 1998. However, there can be no assurance that future product problems necessitating recalls will not arise in the future, and any such future recall could have a material adverse effect on the Company's business, financial condition and results of operations.

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

    In March 1998, the Company was sued for patent infringement by a competitor, Kensey Nash Corporation, and that competitor's distributor, Sherwood Medical. For information regarding this lawsuit, see "Legal Proceedings."

    The medical device industry has been characterized by extensive litigation regarding patents and other intellectual property rights. There can be no assurance that the Company will not in the future become subject to patent infringement claims and litigation or interference proceedings declared by the United States Patent and Trademark Office ("USPTO") to determine the priority of inventions. Any litigation or interference proceedings, including the proceeding currently pending against the Company, will result in substantial expense to the Company and significant diversion of effort by the Company's technical and management personnel. An adverse determination in the current pending or in litigation or interference proceedings to which the Company may become a party could subject the Company to significant liabilities to third parties or require the Company to seek licenses from third parties. Although patent and intellectual property disputes in the medical device area have often been settled through licensing or similar arrangements, costs associated with such arrangements may be substantial and could include ongoing royalties. Furthermore, there can be no assurance that necessary licenses would be available to the Company on satisfactory terms if at all. Adverse determinations in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent the Company from manufacturing and selling its products, which would have a material adverse effect on the Company's business, financial condition and results of operations.

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

    PRODUCT LIABILITY AND RECALL RISK; LIMITED INSURANCE COVERAGE. The manufacture and sale of medical products entail significant risk of product liability claims or product recalls. There can be no assurance that the Company's existing insurance coverage limits are adequate to protect the Company from any liabilities it might incur in connection with the clinical trials or sales of its products. In addition, the Company may require increased product liability coverage as its products are further commercialized. Such insurance is expensive and in the future may not be available on acceptable terms, if at all. A successful product liability claim or series of claims brought against the Company in excess of its insurance coverage, or a recall of the Company's products, could have a material adverse effect on the Company's business, financial condition and results of operations.

    POSSIBLE VOLATILITY OF STOCK PRICE. The stock market has recently and from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the market price of the Company's common stock. In addition, the market price of the shares of common stock is likely to be highly volatile. Factors such as fluctuations in the Company's operating results, announcements of technological innovations or new products by the Company or its competitors, FDA and international regulatory actions, actions with respect to reimbursement matters, developments with respect to patents or proprietary rights and related litigation to which the Company is or may become a party, public concern as to the safety of products developed by the Company or others, changes in health care policy in the United States and internationally, changes in stock market analyst recommendations regarding the Company, other medical device companies or the medical device industry generally and general market conditions may have a significant effect on the market price of the Common Stock.

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders

Perclose, Inc.

    We have audited the accompanying balance sheets of Perclose, Inc. as of March 31, 1998 and 1997, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended March 31, 1998. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Perclose, Inc. at March 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                            [LOGO]

San Jose, California
April 29, 1998

                                 PERCLOSE, INC.

                                 BALANCE SHEETS

                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

                                                                                 MARCH 31,
                                                                            --------------------
                                                                              1998       1997
                                                                            ---------  ---------
                                             ASSETS

Current assets:
  Cash and cash equivalents...............................................  $  13,232  $   2,677
  Short-term investments..................................................     18,349     24,995
  Accounts receivable, net of allowance for returns and doubtful accounts
    of $301 in 1998 and $176 in 1997......................................      3,455      1,530
  Inventories.............................................................      1,619        744
  Prepaid expenses........................................................        628        280
                                                                            ---------  ---------
    Total current assets..................................................     37,283     30,226

Equipment and leasehold improvements, net.................................      2,277      1,647
Officer notes receivable..................................................        600        400
Other assets..............................................................        291        241
                                                                            ---------  ---------
Total assets..............................................................  $  40,451  $  32,514
                                                                            ---------  ---------
                                                                            ---------  ---------

                              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable........................................................  $     782  $     423
  Accrued compensation....................................................      1,202        852
  Accrued license fee.....................................................     --            200
  Accrued warranty........................................................        191        324
  Accrued clinical trial costs............................................     --            310
  Other accrued expenses..................................................        955        420
  Short-term portion of notes payable.....................................        379        374
                                                                            ---------  ---------
    Total current liabilities.............................................      3,509      2,903
Long-term portion of notes payable........................................     --            228

Commitments and contingencies
Stockholders' equity:
  Preferred stock, $0.001 par value:
    Authorized shares: 5,000,000
  Common stock, $0.001 par value
    Authorized shares: 30,000,000
    Issued and outstanding shares: 10,731,089 in 1998 and 9,566,069 in
      1997................................................................         11         10
  Additional paid-in capital..............................................     79,433     58,309
  Deferred compensation...................................................       (739)      (892)
  Accumulated deficit.....................................................    (41,763)   (28,044)
                                                                            ---------  ---------
Total stockholders' equity................................................     36,942     29,383
                                                                            ---------  ---------
Total liabilities and stockholders' equity................................  $  40,451  $  32,514
                                                                            ---------  ---------
                                                                            ---------  ---------

                            See accompanying notes.

                                 PERCLOSE, INC.

                            STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                        YEARS ENDED MARCH 31,
                                                                                  ---------------------------------
                                                                                     1998        1997       1996
                                                                                  ----------  ----------  ---------
Net revenues....................................................................  $   10,631  $    4,456  $   2,457

Operating expenses:
  Cost of goods sold............................................................       7,783       4,703      4,772
  Research and development......................................................       5,449       4,745      3,059
  Marketing, general and administrative.........................................      12,530       6,301      3,486
                                                                                  ----------  ----------  ---------
    Total operating expenses....................................................      25,762      15,749     11,317
                                                                                  ----------  ----------  ---------
  Loss from operations..........................................................     (15,131)    (11,293)    (8,860)
  Interest income...............................................................       1,466       1,753        941
  Interest expense..............................................................        (131)       (118)      (165)
                                                                                  ----------  ----------  ---------
    Net interest income.........................................................       1,335       1,635        776
                                                                                  ----------  ----------  ---------
Net loss........................................................................  $  (13,796) $   (9,658) $  (8,084)
                                                                                  ----------  ----------  ---------
                                                                                  ----------  ----------  ---------
Basic and diluted net loss per common share.....................................  $    (1.38) $    (1.02) $   (1.76)
                                                                                  ----------  ----------  ---------
                                                                                  ----------  ----------  ---------
Shares used in computing basic and diluted net loss per share...................       9,967       9,471      4,584
                                                                                  ----------  ----------  ---------
                                                                                  ----------  ----------  ---------

                            See accompanying notes.

                                 PERCLOSE, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                 (IN THOUSANDS)

                                    PREFERRED STOCK         COMMON STOCK      ADDITIONAL                                  TOTAL
                                  --------------------  --------------------   PAID-IN    ACCUMULATED     DEFERRED     STOCKHOLDERS'
                                   SHARES     AMOUNT     SHARES     AMOUNT     CAPITAL      DEFICIT     COMPENSATION      EQUITY
                                  ---------  ---------  ---------  ---------  ----------  ------------  -------------  ------------
Balance at April 1, 1995........      4,194         $4      1,982         $2     $19,553      $(10,225)         $(293)       $9,041
Issuance of common stock under
  employee stock purchase and
  option plans..................     --         --            125     --             100       --            --                 100
Issuance of Series D convertible
  preferred stock, net of
  issuance costs of $1..........        326          1     --         --           3,256       --            --               3,257
Conversion of preferred stock in
  connection with initial public
  offering......................     (4,520)        (5)     4,520          5      --           --            --             --
Issuance of common stock in
  connection with initial public
  offering, net of issuance
  costs of $570.................     --         --          2,875          3      34,186       --            --              34,189
Deferred compensation related to
  stock options.................     --         --         --         --             277       --                (277)      --
Amortization of deferred
  compensation..................     --         --         --         --          --           --                 125           125
Unrealized loss on short-term
  investments...................     --         --         --         --          --              (128)      --                (128)
Net Loss........................     --         --         --         --          --            (8,084)      --              (8,084)
                                  ---------  ---------  ---------  ---------  ----------  ------------  -------------  ------------
Balance at March 31, 1996.......     --         --          9,502         10      57,372       (18,437)          (445)       38,500
Issuance of common stock under
  employee stock purchase and
  option plans, net of
  repurchases...................     --         --             64     --             227       --            --                 227
Deferred compensation related to
  cancellation of stock
  options.......................     --         --         --         --            (193)      --                 193       --
Deferred compensation related to
  consultants' stock options....     --         --         --         --             903       --                (903)      --
Amortization of deferred
  compensation related to stock
  options.......................     --         --         --         --          --           --                 263           263
Unrealized gain on short-term
  investments...................     --         --         --         --          --                51       --                  51
Net Loss........................     --         --         --         --          --            (9,658)      --              (9,658)
                                  ---------  ---------  ---------  ---------  ----------  ------------  -------------  ------------
Balance at March 31, 1997.......     --         --          9,566         10      58,309       (28,044)          (892)       29,383
Issuance of common stock under
  employee stock purchase and
  option plans..................     --         --            163     --           1,489       --            --               1,489
Issuance of common stock in
  connection with a public
  offering, net of issuance
  costs of $1,583...............     --         --          1,000          1      19,416       --            --              19,417
Issuance of common stock for
  payment of license............     --         --              2     --              48       --            --                  48
Deferred compensation related to
  consultants' stock options....     --         --         --         --             171       --                (171)      --
Amortization of deferred
  compensation related to stock
  options.......................     --         --         --         --          --           --                 324           324
Unrealized gain on short-term
  investments...................     --         --         --         --          --                77       --                  77
Net Loss........................     --         --         --         --          --           (13,796)      --             (13,796)
                                  ---------  ---------  ---------  ---------  ----------  ------------  -------------  ------------
Balance at March 31, 1998.......     --        $ --        10,731        $11     $79,433      $(41,763)         $(739)      $36,942
                                  ---------  ---------  ---------  ---------  ----------  ------------  -------------  ------------
                                  ---------  ---------  ---------  ---------  ----------  ------------  -------------  ------------

                            See accompanying notes.

                                 PERCLOSE, INC.

                            STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                      YEARS ENDED MARCH 31,
                                                                 -------------------------------
                                                                   1998       1997       1996
                                                                 ---------  ---------  ---------
OPERATING ACTIVITIES
  Net loss.....................................................  $ (13,796) $  (9,658) $  (8,084)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation and amortization..............................      1,523        668        673
    Deferred compensation amortization.........................        324        262        125
  Changes in operating assets and liabilities:
    Accounts receivable........................................     (1,838)      (593)      (810)
    Other receivables and prepaid expenses.....................     (1,165)       (18)      (117)
    Inventories................................................       (875)      (214)       427
    Accounts payable...........................................        359        105        (43)
    Accrued warranty...........................................       (133)       245         79
    Accrued clinical trial costs...............................       (310)       310     --
    Other accrued expenses.....................................        887        420        436
                                                                 ---------  ---------  ---------
      Net cash provided by (used in) operating activities......    (15,024)    (8,473)    (7,314)

INVESTING ACTIVITIES
  Purchases of short-term investments..........................    (17,864)   (22,443)   (32,180)
  Proceeds from sales and maturities of short-term
    investments................................................     24,587     25,551      8,383
  Purchases of equipment and leasehold improvements............     (1,690)    (1,333)      (455)
  Other assets.................................................        217        109         45
                                                                 ---------  ---------  ---------
      Net cash provided by (used in) investing activities......      5,250      1,884    (24,207)

FINANCING ACTIVITIES
  Principal payments under notes payable.......................       (377)      (365)      (299)
  Proceeds from borrowing on notes payable.....................     --         --            334
  Proceeds from issuance of preferred stock....................     --         --          3,257
  Proceeds from issuance of common stock, net of repurchases...     20,906        227     34,289
  Issuance of officer notes receivable.........................       (200)      (400)    --
                                                                 ---------  ---------  ---------
      Net cash provided by (used in) financing activities......     20,329       (538)    37,581

  Net increase (decrease) in cash and cash equivalents.........     10,555     (7,127)     6,060
  Cash and cash equivalents at beginning of year...............      2,677      9,804      3,744
                                                                 ---------  ---------  ---------
  Cash and cash equivalents at end of year.....................  $  13,232  $   2,677  $   9,804
                                                                 ---------  ---------  ---------
                                                                 ---------  ---------  ---------
  Supplemental disclosures of cash flows information:
  Cash paid for interest.......................................  $      32  $      68  $      84
  Non-cash financing activities:
  Issuance of common stock for license agreement...............  $      48  $  --      $  --

                            See accompanying notes.

                                 PERCLOSE, INC.

                       NOTES TO THE FINANCIAL STATEMENTS

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

    Perclose was incorporated in California in March 1992 and was reincorporated in Delaware in October 1995. The Company is a medical device company which develops, manufactures and markets less invasive vascular surgical devices for closing femoral artery access sites following angioplasty and angiography procedures. The Company commenced initial sales of its products to customers in Europe and Canada during the fourth quarter of fiscal 1995. Sales in the United States began in the first quarter of fiscal 1998.

BASIS OF PRESENTATION

    The Company's fiscal year ends on the last Friday in March. For ease of presentation, the accompanying financial statements have been shown as ending on March 31 of each year.

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH EQUIVALENTS

    The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

FAIR VALUE OF FINANCIAL INSTRUMENTS

    The carrying amounts reported in the balance sheet for cash and cash equivalents and short-term investments approximate fair value. The fair value of short-term investments is based on quoted market prices.

    The carrying amount of the Company's notes payable approximates their fair value. The fair values of the Company's notes payable are estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rate for similar types of borrowing arrangements.

AVAILABLE-FOR-SALE SECURITIES

    At March 31, 1998 and 1997 all short-term investments are designated as available-for-sale. Available-for-sale securities are carried at fair value with unrealized gains and losses, net of tax, reported in accumulated deficit. The amortized cost of available-for-sale debt securities is adjusted for the amortization of premiums and the accretion of discounts to maturity. Such amortization is included in interest income.

    Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in interest income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.

                                 PERCLOSE, INC.

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) The following is a summary of available-for-sale securities at March 31,
1998 (in thousands):

                                                                       AMORTIZED    GROSS UNREALIZED    ESTIMATED FAIR
                                                                         COST            LOSSES             VALUE
                                                                      -----------  -------------------  --------------
Obligations of federal government agencies..........................   $   2,442        $       2         $    2,444
Corporate obligations, principally commercial paper and corporate
  notes.............................................................      27,915               (2)            27,913
                                                                      -----------           -----            -------
  Total.............................................................   $  30,357        $  --             $   30,357
                                                                      -----------           -----            -------
                                                                      -----------           -----            -------
Amounts included in short-term investments..........................   $  18,349        $  --             $   18,349
Amounts included in cash and cash equivalents.......................      12,008           --                 12,008
                                                                      -----------           -----            -------
  Total.............................................................   $  30,357        $  --             $   30,357
                                                                      -----------           -----            -------
                                                                      -----------           -----            -------

    The following is a summary of available-for-sale securities as of March 31, 1997 (in thousands):

                                                                       AMORTIZED   GROSS UNREALIZED  ESTIMATED FAIR
                                                                         COST           LOSSES           VALUE
                                                                      -----------  ----------------  --------------
Obligations of federal government agencies..........................   $   6,881      $      (24)      $    6,857
Corporate obligations, principally commercial paper and corporate
  notes.............................................................      20,607             (53)          20,554
                                                                      -----------        -------          -------
  Total.............................................................   $  27,488      $      (77)      $   27,411
                                                                      -----------        -------          -------
                                                                      -----------        -------          -------
Amounts included in short-term investments..........................   $  25,072      $      (77)      $   24,995
Amounts included in cash and cash equivalents.......................       2,416              --            2,416
                                                                      -----------        -------          -------
  Total.............................................................   $  27,488      $      (77)      $   27,411
                                                                      -----------        -------          -------
                                                                      -----------        -------          -------

    During the year ended March 31, 1997, there were sales of available-for-sale securities with immaterial gross realized losses. Available-for-sale debt securities at March 31, by contractual maturity, are shown below:

                                                            ESTIMATED FAIR VALUE
                                                            --------------------
                                                              1998       1997
                                                            ---------  ---------
                                                                  (000'S)
Due in one year or less...................................  $  24,134  $  24,972
Due between one and two years.............................      6,223      2,439
                                                            ---------  ---------
Total.....................................................  $  30,357  $  27,411
                                                            ---------  ---------
                                                            ---------  ---------

                                 PERCLOSE, INC.

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) INVENTORIES

    Inventories are stated at the lower of cost (first-in, first-out method) or market and are comprised of the following at March 31:

                                                                 1998       1997
                                                               ---------  ---------
                                                                     (000'S)
Raw materials................................................  $     409  $     312
Work-in-process..............................................        552        386
Finished goods...............................................        658         46
                                                               ---------  ---------
                                                               $   1,619  $     744
                                                               ---------  ---------
                                                               ---------  ---------

EQUIPMENT AND LEASEHOLD IMPROVEMENTS

    Equipment and leasehold improvements are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, ranging from one to five years, or over the term of the lease, if shorter.

                                                              1998       1997
                                                            ---------  ---------
                                                                  (000'S)
Equipment.................................................  $   3,924  $   2,625
Furniture and fixtures....................................        626        401
Leasehold improvements....................................        193         75
                                                            ---------  ---------
                                                                4,743      3,101
Less accumulated depreciation.............................     (2,466)    (1,454)
                                                            ---------  ---------
                                                            $   2,277  $   1,647
                                                            ---------  ---------
                                                            ---------  ---------

OTHER ASSETS

    At March 31, 1998, the Company had approximately $108,000 of restricted deposits ($217,000 at March 31, 1997) supporting leasehold improvements related to the Company's facility. At March 31, 1998 the deposits although still restricted, were reclassified as cash in accordance with the lease expiration dates.

REVENUE RECOGNITION

    Revenues from sales of products are recognized at the time of shipment with allowances provided for estimated returns and warranty costs.

ADVERTISING EXPENSES

    The Company expenses the costs of advertising as incurred. Advertising expense was approximately $132,000, $156,000 and $108,000 for the fiscal years ended March 31, 1998, 1997 and 1996 respectively.

                                 PERCLOSE, INC.

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) RESEARCH AND DEVELOPMENT

    Research and development costs which include clinical and regulatory costs, are charged to expenses as incurred.

ACCOUNTING FOR INCOME TAXES

    The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("FASB 109"). Under FASB 109, the liability method is used in accounting for income taxes.

NET LOSS PER SHARE

    In 1997, the Financial Accounting Standards Board, (the "FASB") issued Statement No. 128, Earnings per Share. Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to Statement No. 128 requirements.

    The Company has adopted Staff Accounting Bulletin (SAB) No. 98, Earnings per Share which was issued on February 3, 1998. In accordance with SAB No. 98, common and common equivalent shares (stock options, warrants and convertible preferred stock) issued during the 12-month period prior to the initial filing of the registration statement relating to the Company's initial public offering price are excluded from the calculation of basic and diluted earnings per share.

    The Company has securities outstanding that could dilute basic earnings per share in the future that were not included in the computation of net loss per share in the periods presented as their effect is antidilutive. For additional disclosures regarding potential dilutive stock options and convertible stock, see Notes 4 and 5.

NEW ACCOUNTING PRONOUNCEMENTS

    In June 1997, the FASB issued Statement No. 130, "Reporting Comprehensive Income" (FASB 130) and Statement No. 131, "Disclosures About Segments of An Enterprise and Related Information" (FASB 131). FASB 130 establishes rules for reporting and displaying comprehensive income. FASB 131 will require the Company to use the "management approach" in disclosing segment information. Both statements are effective for the Company during fiscal 1999. The Company does not believe that the adoption of either FASB 130 or FASB 131 will have a material impact on the Company's results of operations, cash flows, financial position or prospects.

RECLASSIFICATIONS

    Certain prior year amounts have been reclassified to conform with the current year presentation.

                                 PERCLOSE, INC.

2. COMMITMENTS AND CONTINGENCIES

    The Company leases its principal facility under an operating lease agreement expiring in August 1998. The lease on the current premises has been amended such that the lease period now extends through September 30, 1999. The agreement requires the Company to pay taxes, insurance, and maintenance expenses. Rental expense was approximately $514,000, $397,000, and $353,000 in fiscal 1998, 1997 and 1996, respectively.

    The annual minimum rental commitments under all non-cancelable operating lease arrangements are as follows at March 31, 1998 (in thousands):

1999.................................................................  $     569
2000.................................................................        298
                                                                       ---------
Total................................................................  $     867
                                                                       ---------
                                                                       ---------

    In March 1998, the Company received a patent infringement complaint and is being sued by Kensey Nash Corporation of Exton, Pennsylvania, and Sherwood Medical Company of St. Louis, Missouri. Sherwood Medical is Kensey Nash's marketing partner for its Angioseal product. The suit, filed in U.S. District Court for the Eastern District of Pennsylvania, asserts that Perclose PVS devices infringe a recently issued Kensey Nash patent. The Company has responded to the patent infringement complaint filed by Kensey Nash Corporation and Sherwood Medical Company. The Company believes that the case is without merit.

3. FINANCING ARRANGEMENTS

    The Company had a $1,750,000 equipment credit and loan agreement with a bank that expired on March 31, 1996. Loans under the agreement bear interest ranging from 9.07% to 10.60% and are secured by the equipment purchased. Maturities under the financing arrangements are $355,000 and $24,000 in the years ended March 31, 1999 and 2000, respectively. The total value of the lease maturities have been included in current liabilities.

4. STOCKHOLDERS' EQUITY

PUBLIC OFFERING OF COMMON STOCK

    In November 1997 the Company sold a total of 1,000,000 shares of common stock at $21.00 per share. The net proceeds (after underwriters' commissions and fees and other costs associated with the offering) totaled approximately $19,417,000.

INITIAL PUBLIC OFFERING

    In November 1995 the Company sold a total of 2,875,000 shares of common stock at $13.00 per share through its initial public offering. The net proceeds (after underwriters' commissions and fees and other costs associated with the offering) totaled approximately $34,189,000. In connection with the offering, all convertible preferred stock totaling 4,519,427 shares with an aggregate paid-in value of approximately $22,391,000 were converted into 4,519,427 shares of common stock of the Company.

                                 PERCLOSE, INC.

4. STOCKHOLDERS' EQUITY (CONTINUED)
PREFERRED STOCK

    In September 1995 the Board of Directors amended, and the stockholders subsequently approved, the Company's Articles of Incorporation to authorize 5,000,000 shares of undesignated preferred stock. Preferred stock may be issued from time to time in one or more series. The Board of Directors is authorized to determine the rights, preferences, privileges, and restrictions granted to and imposed upon any wholly unissued series of preferred stock and to fix the number of shares of any series of preferred stock and the designation of any such series without any vote or action by the Company's stockholders.

COMMON STOCK

    Shares of common stock reserved for future issuance under the Company's stock compensation plans are as follows at March 31, 1998 (in thousands):

Stock plans:
Options outstanding..................................................      1,785
Options reserved for future grants...................................        358
                                                                       ---------
Total stock option plans.............................................      2,143
Employee stock purchase plan.........................................        108
                                                                       ---------
    Total reserved shares............................................      2,251
                                                                       ---------
                                                                       ---------

5. STOCK PLANS

STOCK OPTION PLANS

    The Company currently has three stock option plans for employees, directors and others--the 1992 Stock Plan, the 1995 Director Option Plan and the 1997 Stock Plan.

    Under the Company's 1992 Stock Plan, the Board of Directors may grant options for the purchase of up to 2,100,000 shares of common stock by directors, employees and others. Non-qualified stock options may be granted at an exercise price of not less than 85% of the estimated fair value of the common stock at the date of grant, as determined by the Board of Directors. Options are exercisable at such times and under such conditions as determined by the Board of Directors. Options granted under this plan generally become exercisable over a four-year period and generally expire ten years from the date of grant. Unexercised options are canceled upon termination of employment and become available under the plan.

    Under the Company's 1995 Director Option Plan directors who are not employees of the Company receive options to purchase up to 15,000 shares of common stock upon joining the Board of Directors and annual automatic grants to purchase up to 5,000 shares of common stock. A total of 400,000 shares may be granted over the term of the plan. Options may only be granted at the estimated fair value of the common stock at the date of grant. Options under this plan generally become exercisable over a four-year period and generally expire ten years from the date of grant. Unexercised options are canceled upon the director leaving the Board.

    The Company's 1997 Stock Plan (the "1997 Plan") was approved by the stockholders in July 1997 and provides for awards of incentive stock options, non-qualified stock options and stock rights to employees, directors and consultants of the Company. The 1992 Plan remains in effect until it expires on its own terms

                                 PERCLOSE, INC.

5. STOCK PLANS (CONTINUED)
and the Company will continue to grant options available thereunder. Upon adoption of the 1997 Plan, 500,000 shares were reserved for issuance. Additionally, the 1997 Plan provides for an annual increase on each anniversary date of the adoption of the plan of 5% of the Company's outstanding shares or such lesser amount as determined by the Board of Directors. A maximum of 15,000,000 shares may be issued under the 1997 Plan over its ten year term. Non-qualified stock options are generally granted with an exercise price equal to the fair market value of the common stock on the date of grant but may be granted at a lower price as determined by the plan administrator. Options granted under this plan generally become exercisable over a four-year period and generally expire ten years from the date of grant. Unexercised options are canceled upon termination of relationship as a service provider. Stock purchase rights may be issued alone, in addition to, or in tandem with other awards granted under this plan.

RE-PRICING

    In January 1998, the Company offered employees, excluding executive officers, the option to exchange options to purchase 376,255 shares of common stock with an aggregate exercise price of $8,747,000 for new options to purchase 376,255 shares with an exercise price of $19.31 per share and an aggregate exercise price of $7,267,000. All of the re-priced options continue to vest under the original terms of the option grant. In exchange for the offer to re-price stock options, employees agreed to a moratorium on exercising re-priced options until July 1, 1998. Additionally, if an employee voluntarily terminates employment with the Company prior to July 1, 1998, all vested shares at the date of termination relating to re-priced stock options will be canceled and forfeited.

                                 PERCLOSE, INC.

5. STOCK PLANS (CONTINUED)
    The following table summarizes all stock option activity for the three years ended March 31, 1998:

                                                                         OUTSTANDING OPTIONS
                                                                --------------------------------------
                                                                                            WEIGHTED
                                                    SHARES                                   AVERAGE
                                                 AVAILABLE FOR   NUMBER OF    PRICE PER     EXERCISE
                                                     GRANT        SHARES        SHARE         PRICE
                                                 -------------  -----------  ------------  -----------
                                                    (000'S)       (000'S)
Balance at April 1, 1995.......................          102           601   $0.10-$ 1.00   $    0.41
  Shares authorized............................          600        --            --           --
  Options granted..............................         (398)          398   $4.00-$23.50   $   17.46
  Options exercised............................       --              (123)  $0.10-$ 1.00   $    0.65
  Options canceled.............................           34           (34)  $0.10-$23.50   $    1.09
                                                         ---         -----

Balance at March 31, 1996......................          338           842   $0.10-$23.50   $    8.57
  Shares authorized............................          450        --            --           --
  Options granted..............................         (681)          681   $15.75-$24.25  $   21.06
  Options exercised............................           47           (95)  $0.10-$15.25   $    0.78
  Options canceled.............................           32           (32)  $0.10-$23.50   $   18.38
                                                         ---         -----

Balance at March 31, 1997......................          186         1,396   $0.10-$24.25   $   14.83
  Shares authorized............................          700        --            --           --
  Options granted..............................         (645)          645   $18.84-$29.00  $   21.26
  Options exercised............................           --          (139)  $0.10-$23.50   $    8.23
  Options cancelled............................          117          (117)  $0.18-$24.88   $   20.81
                                                         ---         -----

Balance at March 31,1998.......................          358         1,785   $0.10-$29.00   $   16.45
                                                         ---         -----

    The following table summarizes information about stock options outstanding at March 31, 1998:

                                                       OPTIONS OUTSTANDING              OPTIONS EXERCISABLE
                                            -----------------------------------------  ----------------------
                                                             WEIGHTED
                                               NUMBER         AVERAGE      WEIGHTED     NUMBER     WEIGHTED
RANGE OF                                     OUTSTANDING     REMAINING      AVERAGE    EXERCISABLE   AVERAGE
EXERCISE                                        AS OF       CONTRACTUAL    EXERCISE      AS OF     EXERCISE
PRICES                                         3/31/98         LIFE          PRICE      3/31/98      PRICE
------------------------------------------  -------------  -------------  -----------  ---------  -----------
                                               (000'S)                                  (000'S)
$ 0.10--$ 4.00............................          281           5.81     $    0.44         254   $    0.39
$ 6.00--$13.00............................          133           7.58     $   10.72          82   $   10.47
$13.75--$19.31............................          613           8.82     $   18.63         146   $   18.32
$19.44--$22.75............................          573           9.28     $   20.65         103   $   21.18
$22.88--$29.00............................          185           8.72     $   24.64          52   $   23.37
                                                  -----                                ---------
$ 0.10--$24.25............................        1,785           8.39     $   16.45         637   $   11.02
                                                  -----                                ---------

                                 PERCLOSE, INC.

5. STOCK PLANS (CONTINUED)
    At March 31, 1997 and 1996, 355,581 and 220,458 shares were exercisable at weighted average exercise prices of $5.87 and $0.89, respectively.

1995 EMPLOYEE STOCK PURCHASE PLAN

    In September 1995, the 1995 Employee Stock Purchase Plan ("ESPP") was adopted by the Company. An aggregate of 150,000 shares of the Company's common stock have been reserved for issuance under this plan. This plan permits eligible employees to purchase common stock through payroll deductions (which cannot exceed 15% of the employee's compensation) at 85% of its fair market value on specified dates. For the years ended March 31, 1998, 1997 and 1996, 23,699, 16,689 and 1,859 shares, respectively, were issued under the ESPP.

DEFERRED COMPENSATION

    During fiscal year 1996, the Company recorded $277,000 of deferred compensation for certain stock options granted for the excess of the deemed value for accounting purposes of the common stock issuable upon exercise of such options over the aggregate exercise price of such options.

    During the fiscal years ended March 31, 1998 and 1997, the Company recorded deferred compensation with respect to stock options granted to consultants of $171,000 and $903,000, respectively. Additionally, during fiscal 1997, the Company repurchased 47,396 shares of common stock resulting from the exercise of unvested stock options and reduced related unamortized deferred compensation by $193,000.

    Deferred compensation recorded is amortized ratably over the period that the options vest and is adjusted for options which have been cancelled. Deferred compensation expense was $324,000, $262,000 and $125,000 for the years ended March 31, 1998, 1997 and 1996, respectively.

STOCK-BASED COMPENSATION

    As permitted under FASB Statement No. 123, "Accounting for Stock-Based Compensation" (FASB 123), the Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB
25) in accounting for stock-based awards to employees and directors. Under APB 25, the Company generally recognizes no compensation expense with respect to such awards.

    Pro forma information regarding net income and earnings per share is required by FASB 123 for awards granted after March 31, 1995 as if the Company had accounted for its stock-based awards to employees under the fair value method of FASB 123. The fair value of the Company's stock-based awards to employees was estimated using the minimum value model for awards prior to the Company's initial public offering on November 7, 1995 and the Black-Scholes model subsequent to the initial public offering. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, the Black-Scholes model requires the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock-based awards to employees have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock-based awards to employees. The fair value of the Company's stock-

                                 PERCLOSE, INC.

5. STOCK PLANS (CONTINUED)
based awards to employees was estimated assuming no expected dividends and the following weighted-average assumptions:

                                                    OPTIONS                           ESPP
                                        -------------------------------  -------------------------------
                                          1998       1997       1996       1998       1997       1996
                                        ---------  ---------  ---------  ---------  ---------  ---------
Expected life (years).................       5.00       5.00       5.00        .50        .50        .38
Expected volatility...................        .62        .70        .70        .45        .77        .69
Risk-free interest rate %.............       5.52       6.49       5.45       5.40       5.47       5.28

    For pro forma purposes, the estimated fair value of the Company's stock-based awards to employees is amortized over the options' vesting period (for options) and the purchase period (for stock purchases under the ESPP). The Company's pro forma information follows (in thousands except for loss per share information):

                                                                 1998        1997       1996
                                                              ----------  ----------  ---------
Net loss....................................................  $  (17,662) $  (11,538) $  (8,258)
Basic and diluted net loss per share........................  $    (1.77) $    (1.22) $   (1.80)

    Because FASB 123 is applicable only to awards granted subsequent to March 31, 1995, its pro forma effect will not be fully reflected until approximately fiscal 1999.

    The weighted average fair value of options granted during 1998, 1997 and 1996 was $11.96, $13.50 and $10.91 per share, respectively.

    The weighted average fair value of shares issued under the ESPP during 1998, 1997, and 1996 was $8.49, $10.79, and $8.22 per share, respectively.

6. INCOME TAXES

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets for federal and state income taxes are as follows:

                                                          YEARS ENDED MARCH 31
                                                          --------------------
                                                            1998       1997
                                                          ---------  ---------
                                                                (000'S)
Deferred tax assets:
Net operating loss carry forward........................  $  13,700  $   8,600
Tax credit carry forwards...............................        370        390
Other, net..............................................      2,100      1,900
                                                          ---------  ---------
  Total.................................................     16,170     10,890
Valuation allowance.....................................    (16,170)   (10,890)
                                                          ---------  ---------
  Net...................................................  $  --      $  --
                                                          ---------  ---------

                                 PERCLOSE, INC.

6. INCOME TAXES (CONTINUED)

    Realization of deferred tax assets is dependent on future earnings, if any, the timing and amount of which are uncertain. Accordingly, a valuation allowance, in an amount equal to the net deferred tax asset at March 31, 1998 and 1997, has been established to reflect these uncertainties. The change in the valuation allowance was a net increase of $5,280,000, $3,660,000 and $3,280,000 for the fiscal years 1998, 1997 and 1996, respectively.

    At March 31, 1998 the Company had net operating loss carry forwards for federal and California tax purposes of approximately $38,000,000 and $15,000,000, respectively, which will expire from 1998 through 2012, if not utilized. At March 31, 1998, the Company also had research and development tax credit carry forwards of approximately $250,000 and $130,000, respectively, for federal and California tax purposes expiring from 2007 through 2013, if not utilized. Utilization of net operating loss and tax credit carry forwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in expiration of net operating loss and tax credit carry forwards before full utilization.

    The reconciliation of income tax expense (benefit) attributable to continuing operations computed at the U.S. federal statutory rates to income tax expense (benefit) is as follows:

                                                         YEARS ENDED MARCH 31,
                                                    -------------------------------
                                                      1998       1997       1996
                                                    ---------  ---------  ---------
                                                                (000'S)
Tax provision (benefit) at U.S. statutory rates...  $  (4,828) $  (3,284) $  (2,749)
Loss for which no tax benefit is currently
  recognizable....................................      4,828      3,284      2,749
                                                    ---------  ---------  ---------
                                                    $  --      $  --      $  --
                                                    ---------  ---------  ---------

7. EMPLOYEE BENEFIT PLAN

    The Company adopted the Perclose 401(k) Retirement Plan to provide retirement benefits for its employees in December 1994. As allowed under Section 401(k) of the Internal Revenue Code, the plan provides tax-deferred salary deductions for eligible employees. Full time employees who are at least 21 years of age are eligible to participate in the next quarter enrollment period (or up to ninety days of service). Participants may make voluntary contributions to the plan up to 15% of their compensation. The Company does not provide a matching contribution at this time.

8. CONCENTRATIONS OF CREDIT AND OTHER RISKS

    The Company operates in a single industry segment and sells its products primarily to hospitals. The Company markets its products in foreign countries (mainly Europe and Japan) through its sales organizations and distributors. In the fiscal year ended March 31, 1998 the Company received FDA approvals for commercial sale in the United States for the Prostar and Techstar family of products. Sales are made to U.S. hospitals through the Company's sales organization. In the fiscal year ended March 31, 1998 there was no single customer whose sales made up 10% or more of the Company's net revenue. In the fiscal year ended March 31, 1997, 82% and 15% of the Company's net revenues were attributable to Europe and

                                 PERCLOSE, INC.

8. CONCENTRATIONS OF CREDIT AND OTHER RISKS (CONTINUED)
Japan, respectively. Sales to significant customers as a percentage of total revenues are as follows for the years ended March 31, 1997 and March 31, 1996:

                                                                   YEARS ENDED MARCH 31,
                                                                       -------------
                                                                     1997         1996
                                                                     -----        -----
German distributor..............................................          59%          53%
Japanese distributor............................................          15%           8%
French distributor..............................................          15%          25%

    The Company performs ongoing credit evaluations of its customers but does not require collateral. There have been no material losses on customer receivables.

DEPENDENCE ON PROSTAR AND TECHSTAR PRODUCTS

    The Prostar and Techstar products are currently the Company's only marketed products. There can be no assurance as to when or whether the Company will receive FDA clearance or approval for sale of other PVS products or any other products in the United States. There can be no assurance that the Company's development efforts will be successful or that any further PVS products or any other product developed by the Company will be safe or effective, capable of being manufactured in commercial quantities at acceptable costs, approved by appropriate regulatory and reimbursement authorities or successfully marketed.

DEPENDENCE ON KEY SUPPLIERS

    The Company purchases certain key components from single source suppliers. Any significant component supply delay or interruption could require the Company to qualify new sources of supply, if available, and could have a material adverse effect on the Company's financial condition and results of operations.

                                 PERCLOSE, INC.
                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                                           BALANCE AT
                                          BEGINNING OF                            BALANCE AT
                                             PERIOD     ADDITIONS   DEDUCTIONS   END OF PERIOD
                                          ------------  ----------  -----------  -------------
(Year Ended March 31)
1996....................................   $   40,000   $   20,000   $  40,000    $    20,000
1997....................................   $   20,000   $  761,000   $ 605,000    $   176,000
1998....................................   $  176,000   $  683,000   $ 558,000    $   301,000