Form 10-Q
period 1998-06-30
PERCLOSE INC
filed 1998-08-07
CIK 934438

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   -----------

                                    FORM 10-Q

     [ X ] Quarterly  report  pursuant to Section 13 or 15(d) of the  Securities
           Exchange Act of 1934.

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                       or

     [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from ____ to ____.



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

                                   -----------

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days. Yes [X] No [ ]

         As of July 24, 1998, there were 10,807,430 shares of the Registrant's Common Stock outstanding.

                                 PERCLOSE, INC.

                                TABLE OF CONTENTS



 PART I.  FINANCIAL INFORMATION                                            Page
                                                                           -----

    Item 1.   Financial Statements

              Consolidated Balance Sheets as of June 30, 1998 and
              March 31, 1998 ...............................................   3

              Consolidated Statements of Operations for the
              three months ended June 30, 1998 and 1997 ....................   4

              Consolidated Statements of Cash Flows for the
              three months ended June 30, 1998 and 1997 ....................   5

              Notes to Consolidated Financial Statements ...................   6

    Item 2.   Management's Discussion and Analysis of Financial Condition
              and Results of Operations ....................................  10

PART II.  OTHER INFORMATION ................................................  18

INDEX TO EXHIBITS ..........................................................  18

SIGNATURES .................................................................  19

                                        PERCLOSE, INC.

                                  CONSOLIDATED BALANCE SHEETS
                              (In thousands except per share data)



                                                       June 30, 1998       March 31, 1998
                                                       --------------      --------------
                                                         (Unaudited)
                                     ASSETS

Current assets:
  Cash and cash equivalents .....................       $      11,092       $     13,232
  Short-term investments.........................              19,247             18,349
  Accounts receivable, net ......................               4,149              3,455
  Inventories....................................               2,126              1,619
  Prepaid expenses ..............................                 524                628
                                                       --------------      --------------
     Total current assets........................              37,138             37,283

Equipment and leasehold improvements, net .......               2,514              2,277
Officer notes receivable ........................                 400                600
Other assets ....................................                 880                291
                                                       --------------      --------------
Total assets.....................................       $      40,932       $     40,451
                                                       ==============      ==============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable................................      $         906       $        782
  Accrued compensation ...........................              1,190              1,202
  Accrued warranty ...............................                191                191
  Other accrued expenses .........................                940                955
  Short-term portion of notes payable ............                182                379
                                                       --------------      --------------
     Total current liabilities ...................              3,409              3,509


Commitments and contingencies ....................

Stockholders' equity:
  Preferred Stock, $0.001 par value...............                 --                 --
  Common stock, $0.001 par value..................                 11                 11
  Additional paid-in capital .....................             79,630             79,433
  Deferred compensation...........................               (655)              (739)
  Accumulated deficit.............................            (41,463)           (41,763)
                                                       ---------------     --------------
Total stockholders' equity........................             37,523             36,942
                                                       ---------------     --------------

Total liabilities and stockholders' equity........      $      40,932       $     40,451
                                                       ===============     ==============



                                    See accompanying notes.

                                      PERCLOSE, INC.

                          CONSOLIDATED STATEMENTS OF OPERATIONS
                         (In thousands except per share amounts)
                                       (Unaudited)



                                                   Three Months Ended June 30,
                                                      1998            1997
                                                  ------------   ------------

Net revenues....................................    $   8,364     $   1,170
Cost of goods sold..............................        3,190         1,453
                                                  ------------   ------------
Gross margin....................................        5,174          (283)

Operating expenses:
   Research and development.....................        1,629         1,234
   Selling, general and administrative..........        3,633         2,846
                                                  ------------   ------------
      Total Operating expenses..................        5,262         4,080
                                                  ------------   ------------

Loss from operations............................          (88)       (4,363)

Interest income.................................          439           416
Interest expense and other......................           53            60
                                                  ------------   ------------
      Interest income, net......................          386           356
                                                  ------------   ------------

Income (loss) before income taxes...............          298        (4,007)
Provision for income taxes......................           15            --
                                                  ------------   -------------

Net income (loss)...............................   $      283     $  (4,007)
                                                  ============   =============

Basic earnings (loss) per common share..........   $     0.03     $   (0.42)
                                                  ============   =============

Diluted earnings (loss) per common share........   $     0.02     $   (0.42)
                                                  ============   =============

Shares used in computing basic earnings
  (loss) per share .............................       10,752         9,572
                                                  ============   =============

Shares used in computing diluted earnings
  (loss) per share .............................       11,425         9,572
                                                  ============   =============



                             See accompanying notes.

                                               PERCLOSE, INC.

                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (In thousands)
                                                 (Unaudited)



                                                                   Three Months Ended June 30,
                                                                   ---------------------------
                                                                       1998          1997
                                                                   ------------   ------------

Operating Activities
   Net income (loss).............................................   $      283     $   (4,007)

   Adjustments  to  reconcile  net income  (loss) to net cash used in  operating activities:
      Depreciation and amortization..............................          377            244
      Deferred compensation amortization.........................           84             79
      Changes in operating assets and liabilities:
         Accounts receivable.....................................         (687)          (841)
         Other receivables and prepaid expenses..................           97             19
         Inventories.............................................         (507)          (246)
         Accounts payable........................................          124            (83)
         Other accrued epenses...................................          (17)          (243)
                                                                   ------------   ------------
          Net cash provided by (used in) operating activities....         (246)        (5,078)

Investing Activities
   Purchases of short-term investments...........................       (4,464)        (1,823)
   Proceeds from sales and maturities of short-term investments..        3,583          7,479
   Purchases of equipment and leasehold improvements.............         (513)          (475)
   Other  assets.................................................         (690)            45
                                                                   ------------   ------------
          Net cash provided by (used in) investing activities....       (2,084)         5,226

Financing Activities
   Payments under notes payable..................................         (207)           (95)
   Proceeds from issuance of common stock, net of repurchases....          197             43
   Proceeds from and (issuance of ) officer notes receivable.....          200           (200)
                                                                   ------------   ------------
          Net cash provided by (used in) financing activities....          190           (252)
                                                                   ------------   ------------

    Net increase (decrease) in cash and cash equivalents.........       (2,140)          (104)

    Cash and cash equivalents at beginning of period.............       13,232          2,677
                                                                   ------------   ------------
    Cash and cash equivalents at end of period...................   $   11,092     $    2,573
                                                                   ===========    ============

    Supplemental disclosures of cash flow information:
    Cash paid for interest.......................................   $      164     $       11


                                      See accompanying notes.

                                 PERCLOSE, INC.

                   NOTES TO CONSOLDIATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1.  BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

         The consolidated financial statements include the accounts of Perclose, Inc. and its wholly owned subsidiary, Perclose GmbH formed in June 1998. All intercompany balances and transactions have been eliminated in consolidation.

          The operating results of the interim periods presented are not necessarily indicative of the results for the year ending March 31, 1999 or for any future interim period. The accompanying financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended March 31, 1998 included in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission. The accompanying balance sheet at March 31, 1998 is derived from audited financial statements at that date.

         The Company's fiscal year ends on the last Friday in March. The Company's fiscal quarters end on the Friday closest to the end of each calendar quarter. The three month periods shown as having ended June 30, 1998 and 1997 actually ended on June 26, 1998 and June 27, 1997, respectively. For ease of presentation, the accompanying financial statements have been shown as ending on the last day of the calendar month.

NOTE 2.  INVENTORIES

         Inventories consist of the following (in thousands):

                        June 30,         March 31,
                          1998             1998
                      --------------   --------------

Raw materials........ $       554       $      409
Work-in-process......         544              552
Finished goods.......       1,028              658
                      ==============   ==============
                      $     2,126       $    1,619
                      ==============   ==============

NOTE 3.  PER SHARE DATA

         In 1997, the Financial Accounting Standards Board, (the "FASB") issued Statement No. 128, Earnings per Share ("SFAS 128"), which supersedes Accounting Principles Board Opinion No. 15 and which is effective for all periods ending after December 31, 1997. SFAS No. 128 replaced the presentation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share and reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted to common stock. All earnings per share (EPS) and share amounts for all periods presented have been restated to conform to SFAS 128 requirements, where appropriate.

         The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the quarter ended June 30, 1998 and 1997 (in thousands).

                                              1998                1997
                                         ----------------   -----------------
Numerator:
   Net income (loss)numerator for basic
      and diluted EPS ................    $         283       $      (4,007)

Denominator:
   Denominator for basic EPS-
      Weighted-average shares ........           10,752               9,572

Effect of dilutive securities:
      Stock options ..................              673                  --

Denominator for diluted EPS-
      Adjusted weighted-average shares
      outstanding and assumed
      conversions ....................           11,425               9,572
                                         ================   =================

         Options to purchase 105,166 shares of common stock were outstanding in the quarter ended June 30, 1998 but were not included in the computation of diluted EPS as their effect was anti-dilutive.

         For the quarter ended June 30, 1997 the effect of the assumed exercise of stock was antidilutive, therefore basic and diluted loss per share as presented on the unconsolidated statements of operations are the same.

NOTE 4.  CASH, CASH EQUIVALENTS AND AVAILABLE-FOR-SALE SECURITIES

         CASH AND CASH EQUIVALENTS. The Company invests its excess cash in government and corporate securities. Highly liquid investments with maturities of three months or less at the date of acquisition are considered by the Company to be cash equivalents. Investments with maturities beyond three months at the date of acquisition and that mature within one year from the balance sheet are considered to be short-term investments. Investments with maturities longer than one year from the balance sheet date are classified as short-term investments

         The Company maintains its cash, cash equivalents and short-term investments in a range of fixed income securities from various issuers with different maturities and credit ratings. This diversification of risk is consistent with the Company's investment policy, which is to maintain liquidity and ensure the safety of principal.

         AVAILABLE-FOR-SALE SECURITIES. All short-term investments are designated as available-for-sale. Available-for-sale securities are carried at fair value with unrealized gains and losses, net of tax, reported in accumulated deficit. The amortized cost of available-for-sale debt securities is adjusted for the amortization of premiums and the accretion of discounts to maturity. Such amortization is included in interest income.

         Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in interest income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.

NOTE 5.  COMPREHENSIVE INCOME

         In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income" (FASB 130). FASB 130 establishes rules for the reporting and display of comprehensive income and its components. Specifically, FASB 130 requires unrealized holding gains and losses on the Company's available-for-sale securities which are currently reported separately in stockholders' equity to be included in other comprehensive income and the disclosure of total comprehensive income. Beginning April 1, 1998, the Company adopted FASB 130, however, the adoption of the Statement had no impact on the Company's net income or shareholders' equity.

     The components of comprehensive income, net of related tax, for the three months ended June 30, 1998 and 1997 are as follows (in thousands):

                                                1998             1997
                                          ---------------  ---------------
Net income (loss)                          $       283       $    (4,007)

Other comprehensive income:
Change in unrealized gain (loss)
on available-for-sale investments                   16                59
                                          ---------------  ---------------

Comprehensive income                       $       299       $    (3,948)
                                          ===============  ===============

NOTE 6.  COMMITMENTS

         In June 1998, the Company entered into a new facility lease agreement for approximately 80,000 square feet of office, laboratory, cleanroom and manufacturing space which it expects to occupy beginning in early 1999. The base rent is approximately $173,000 per month commencing August 1, 1998. See "Management's Discussion and Analysis of Financial Condition and Results of Operations --Liquidity and Capital Resources".

NOTE 7.  NEW ACCOUNTING STANDARDS

         In June 1997, the Financial Accounting Standards Board issued Statement No. 131, "Disclosures About Segments of an Enterprise and Related Information" (FASB 131). FASB 131 will require the Company to use the "management approach" in disclosing financial information on operating segments. This statement is also effective for the Company beginning fiscal year 1999. While the Company does not anticipate that SFAS No. 131 will have a material impact on its financial reporting and disclosures, changes, if any, will first be reflected in the Company's 1999 Annual Report on Form 10-K.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         IN ADDITION TO THE OTHER INFORMATION IN THIS REPORT ON FORM 10-Q (THIS "REPORT") AND IN THE DOCUMENTS INCORPORATED BY REFERENCE HEREIN, CERTAIN STATEMENTS IN MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ARE FORWARD LOOKING STATEMENTS. WHEN USED IN THIS REPORT, THE WORD "EXPECTS," "ANTICIPATES," "ESTIMATES," AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD LOOKING STATEMENTS. SUCH STATEMENTS ARE SUBJECT TO RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED. THESE RISKS AND UNCERTAINTIES INCLUDE, BUT ARE NOT LIMITED TO, THOSE RISKS SET FORTH BELOW UNDER "FACTORS AFFECTING FUTURE OPERATING RESULTS," IN PARTICULAR, THOSE RELATING TO THE COMPANY'S DEPENDENCE ON THE PROSTAR AND TECHSTAR PRODUCTS, UNCERTAINTY OF MARKET ACCEPTANCE, HISTORY OF LOSSES AND RISK OF INABILITY TO SUSTAIN PROFITABILITY, FLUCTUATIONS IN OPERATING RESULTS, GOVERNMENT REGULATION, COMPETITION AND RISK OF TECHNOLOGICAL OBSOLESCENCE, LIMITED MANUFACTURING EXPERIENCE AND SCALE-UP RISK, UNCERTAINTY RELATING TO NEW PRODUCT DEVELOPMENT, LIMITED SALES AND MARKETING EXPERIENCE, RELIANCE ON PATENTS AND PROPRIETARY TECHNOLOGY AND UNCERTAINTY OF THIRD-PARTY REIMBURSEMENT.

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

         The Company commenced international shipments of its first Prostar and Techstar products in December 1994 and July 1995, respectively. In fiscal year 1998, the Company received several FDA premarket approvals ("PMA") and PMA supplement approvals for commercial sale in the United States of various versions of its Prostar and Techstar Percutaneous Vascular Surgery ("PVS") products.

RESULTS OF OPERATIONS

         REVENUES. The Company's net revenues increased to $8.4 million for the three months ended June 30, 1998 from $1.2 million for the three months ended June 30, 1997. The primary reason for the increase in revenues was higher sales in the United States resulting from the introduction of the latest generation of the Company's Prostar and Techstar products. Domestic sales as a percentage of total revenue for the three months ended June 30, 1998 increased to 88% from 51% for the corresponding 1997 quarter. The mix of Techstar and Prostar revenue for the current quarter was 62% and 38%, respectively

          COST OF GOODS SOLD. Cost of goods sold increased to $3.2 million for the three months ended June 30, 1998 from $1.5 million for the three months ended June 30, 1997. The increase in cost of goods sold was primarily attributable to an increase in units sold for the three months ended June 30, 1998 as compared to the same period in 1997. This increase was partially offset by the lower direct costs associated with the new generation Prostar products as compared to the first generation Prostar products shipped to U.S. customers in the quarter ended June 30, 1997. Additionally, per unit indirect costs for the three months ended June 30, 1998 were lower, reflecting operating efficiencies as well as a larger volume of units sold over which to spread fixed manufacturing overhead costs. During the quarter ended June 30, 1997 the Company was preparing for its U.S. product launch which began in May 1997. As a result, period manufacturing costs were higher relative to sales volume for the quarter ended June 30, 1997 compared to the same period in 1998. The Company's gross margin for the three months ended June 30, 1998 was 62% compared to a gross margin of -24% for the three months ended June 30, 1997. This improvement in gross margin is reflective of increased sales volumes, which enabled the Company to spread fixed overhead costs over larger volumes.

         RESEARCH AND DEVELOPMENT. Research and development expenses increased 32% to $1.6 million for the three months ended June 30, 1998 from $1.2 million for the three months ended June 30, 1997. This increase was mainly the result of payroll related costs associated with a 77% increase in head count. More significant personnel increases were in quality assurance and product development for the Heartflo Anastomosis System.

         SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased 28% to $3.6 million for the three months ended June 30, 1998 from $2.8 million for the three months ended June 30, 1997. The increase was primarily due to the expansion of the United States sales force which resulted in both higher payroll related costs as well as increased travel expenses. Additionally, selling, general and administrative expenses increased as a result of the hiring of additional support personnel for the expanded sales force and to handle the larger volume of transactions resulting from the increased sales activity.

         NET INTEREST INCOME. Net interest income increased 8% to $386,000 for the three months ended June 30, 1998 from $356,000 for the three months ended June 30, 1997 primarily as a result of higher average cash and short-term investments balances in connection with the investment of proceeds from the Company's public offering in November, 1997.

INCOME TAXES

         The income tax provision for the three months ended June 30, 1998 of $15,000 is attributable to current income taxes, and consists principally of state and federal minimum taxes. No income tax provision was recorded for the three months ended June 30, 1997 as a result of losses in fiscal year 1997.

         As of March 31, 1998, the Company had net operating loss carryforwards for federal and California tax purposes of approximately $38,000,000 and $15,000,000, respectively, which will expire from 1998 through 2012 if not utilized. The Company also had research and development tax credit carryforwards of approximately $250,000 and $130,000, respectively, for federal and California tax purposes expiring from 2007 through 2013 if not utilized. Utilization of the net operating loss and tax credit carryforwards may be subject to an annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions.


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

LIQUIDITY AND CAPITAL RESOURCES

         The Company's net cash used in operating activities decreased to $246,000 for the three months ended June 30, 1998, from $5.1 million for the three months ended June 30, 1997. The main reason for the significant decrease in cash used relates to the Company's transition to profitability in the current quarter which resulted in net income of $283,000 compared to a loss of $4.0 million for the quarter ended June 30, 1997.

         The Company's net cash used by investing activities was $2.1 million for the three months ended June 30, 1998 compared to net cash provided by investing activities of $5.2 million for the three months ended June 30, 1997. For the three months ended June 30, 1998 net purchases of short-term investments used $881,000 in cash as compared to $5.7 million provided by the net proceeds from the sale and maturity of short term investments for the same period in 1997. Equipment purchases for the three months ended June 30, 1998 were $513,000 as compared to $475,000 for the three months ended June 30, 1997. The increase in equipment purchases was primarily for machinery and tooling needed to provide additional manufacturing capacity and, to a lesser degree, computer equipment required for increased personnel hires.

         In June 1998, the Company entered into a lease agreement for a new 80,000 square foot headquarters, research and manufacturing facility, which it expects to occupy beginning in early 1999. Lease payments on the new building will commence in August 1998 and will be partially offset by the intended sublease of approximately 20,000 square feet of the space. The new facility is expected to increase the Company's capital investment costs due to the expansion of its laboratories, clean room, warehouse and office space and the purchase of additional equipment for fiscal year 1999 and beyond. Other assets increased by $690,000 for the three months ended June 30, 1998 primarily as a result of a $518,000 security deposit and prepayment of rent made in connection with the new facility lease agreement.

         The Company's net cash provided by financing activities was $190,000 for the three months ended June 30, 1998, compared to net cash used in financing activities of $252,000 for the three months ended June 30, 1997. In the current quarter, cash was generated by the exercise of stock options and the repayment of an officer loan, which was partially offset by payments related to notes payable.

         The Company's principal source of liquidity at June 30, 1998 consisted of cash, cash equivalents and short-term investments of $30.3 million. The Company has borrowed $1.3 million under an equipment credit facility, of which a principal balance of approximately $80,000 remained outstanding as of June 30, 1998. The new facility lease agreement signed in July 1998 requires a letter of credit for $1.0 million dollars. This amount will be held in a certificate of deposit and classified on the balance sheet in other assets. The letter of credit designates the landlord as beneficiary and provides that the landlord may draw down on the letter of credit in the amount equal to any default under the lease. The letter of credit will be required for a minimum of eighteen months, after which upon meeting certain financial criteria, the letter of credit will be released. The facility lease agreement also requires a standard security deposit of $518,000 to be held by the lessor for the term of the lease.

         Although Perclose believes that current cash balances and short-term investments along with cash generated from the future sales of products will be sufficient to meet the Company's operating and capital requirements, there can be no assurance that the Company will not require additional financing. There can be no assurance that additional financing, if required, will be available on satisfactory terms or at all. In any event, Perclose may in the future seek to raise additional funds through bank facilities, debt or equity offerings or other sources of capital. Perclose's future liquidity and capital requirements will depend on numerous factors, including the extent to which the Company's products gain market acceptance, progress of the Company's clinical trials, actions relating to regulatory and reimbursement matters, the costs and timing of expansion of marketing, sales, manufacturing and product development activities, and competitive developments. There can be no assurance that the Company will sustain profitability beyond the current quarter.

FACTORS AFFECTING OPERATING RESULTS

         This report contains  forward-looking  statements within the meaning of
Section 27A of the  Securities  Act of 1933 and  Section  21E of the  Securities
Exchange Act of 1934. The Company's future results of operations could vary significantly as a result of the factors described in this section.

 DEPENDENCE UPON PROSTAR AND TECHSTAR PRODUCTS. The Prostar and Techstar products for percutaneous closure of arterial access sites following catheterization procedures are currently the Company's only marketed products. If the Company is unable to commercialize the Prostar and Techstar products successfully in the United States, including future generations of products, the Company's business, financial condition and results of operations will be materially and adversely affected. In addition, there can be no assurance as to when or whether the Company will receive FDA clearance or approval for sale of other PVS products or any other products in the United States. There can be no assurance that the Company's development efforts will be successful or that any further PVS products or any other product developed by the Company will be safe or effective, capable of being manufactured in commercial quantities at acceptable costs, approved by appropriate regulatory and reimbursement authorities or successfully marketed.

 UNCERTAINTY OF MARKET ACCEPTANCE. The Company's Prostar and Techstar products represent a new method of closing arterial access sites and there can be no assurance that these products will gain any significant degree of sustained market acceptance among physicians, patients and health care payors, even if necessary international and U.S. regulatory and reimbursement approvals are obtained. Physicians will not use the Prostar and Techstar products unless they determine, based on clinical data and other factors, that these products are an attractive alternative to other means of closing arterial access sites and that the clinical benefits to the patient and cost savings achieved through use of these products outweigh the cost of the products. Such determinations will depend, in part, on the ability of the Company's products to reduce the time to ambulation and the length of hospital stays associated with coronary catheterization procedures. Failure of the Company's products to achieve significant market acceptance will have a material adverse effect on the Company's business, financial condition and results of operations.

 HISTORY OF LOSSES AND RISK OF INABILITY TO SUSTAIN PROFITABILITY. The Company has a limited history of operations. Since its inception in March 1992, the Company has been primarily engaged in research and development of its percutaneous arterial access site closure products. The Company has generated limited revenues from international sales in certain markets, which sales commenced in December 1994. Since May 1997, the Company has generated limited revenues from domestic sales. The Company has experienced significant operating losses since inception and, as of June 30, 1998, had an accumulated deficit of $41.5 million. Although the Company recorded net income in the quarter ended June 30, 1998, there can be no assurance that the Company will be able to increase its level of profitability or to sustain profitability. Factor which may cause the Company to be unable to increase or sustain profitability include those factors set forth in this "Factors Affecting Operation Results" section.

 FLUCTUATIONS IN OPERATING RESULTS. The Company anticipates that its results of operations will fluctuate significantly from quarter to quarter and will depend upon numerous factors, including the extent to which the Company's or its competitors' products gain market acceptance, introduction of alternative means for arterial access site closure and competitive developments and including actions relating to regulatory and reimbursement matters, progress and results of clinical trials. Due to the elective nature of many coronary catheterization procedures, patients may defer such procedures during the summer vacation season. As a result, the Company may experience seasonal fluctuations in its results of operations, particularly in the second fiscal quarter. Results of operations will also be affected by the timing of orders received from distributors and the extent to which the Company is able to expand its manufacturing capabilities. In addition, depending upon the timing of new product introductions, warranty claims and product returns, the Company may need to make allowances for product obsolescence, excess inventory, warranty claims and product returns. While the Company is currently and will likely continue to make such allowances, there can be no assurance that such allowances will be adequate to cover all costs associated with such items.

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

         In March 1998, the Company was sued for patent infringement by a competitor, Kensey Nash Corporation, and that competitor's distributor, Sherwood Medical, a subsidiary of Tyco International Ltd.

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

          POSSIBLE VOLATILITY OF STOCK PRICE. The stock market has recently and from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the market price of the Company's common stock. In addition, the market price of the Company's shares of common stock is likely to be highly volatile. Factors such as fluctuations in the Company's operating results, announcements of technological innovations or new products by the Company or its competitors, FDA and international regulatory actions, actions with respect to reimbursement matters, developments with respect to patents or proprietary rights and related litigation to which the Company is or may become a party, public concern as to the safety of products developed by the Company or others, changes in health care policy in the United States and internationally, changes in stock market analyst recommendations regarding the Company, other medical device companies or the medical device industry generally and general market conditions may have a significant effect on the market price of the common stock.

                           PART II. OTHER INFORMATION


Item 1.   Legal Proceedings

          In March 1998, the Company was sued by Kensey Nash Corporation, and such company's distributor, Sherwood Medical (a subsidiary of Tyco International, Ltd.) for patent infringement . There were no material developments with respect to this litigation during the quarter ended June 30, 1998.

Item 2.  Changes in Securities ...............................       None
Item 3.  Defaults upon Senior Securities......................       None
Item 4.  Submission of Matters to a Vote of Security Holders..       None
Item 5.  Other Information....................................       None
Item 6.  Exhibits and Reports on Form 8-K

         a) Exhibits: The exhibits listed in the Index to Exhibits are filed as a part hereof and are incorporated by reference.


                                INDEX TO EXHIBITS

Exhibit No.                       Description
-----------                       -----------
10.17 Lease Agreement dated June 24, 1998 between Registrant and Seaport Centre Associates, LLC for facility located at 300 & 400 Saginaw, Redwood City, California.
27.1     Financial Data Schedule-Current Year (Edgar version only).


          b) Reports of Form 8-K: The Company did not file any reports of Form 8-K for the three months ended June 30, 1998.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this 10-Q report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  August 7, 1998               PERCLOSE, INC.


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