Form 10-Q
period 1998-09-30
PERCLOSE INC
filed 1998-11-09
CIK 934438

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

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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

                                   -----------

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days. Yes [X] No [ ]

         As  of  October  31,  1998,   there  were  10,848,855   shares  of  the
Registrant's Common Stock outstanding.

--------------------------------------------------------------------------------

                                 PERCLOSE, INC.

                                TABLE OF CONTENTS


                                                                           Page
                                                                           ----
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets as of September 30, 1998
         and March 31, 1998.................................................. 3

         Condensed Consolidated Statements of Operations for the
         three months and six months ended September 30, 1998 and 1997....... 4

         Condensed Consolidated Statements of Cash Flows for the
         six months ended September 30, 1998 and 1997........................ 5

         Notes to Condensed Consolidated Financial Statements................ 6

         Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations .......................................... 10

PART II.  OTHER INFORMATION ................................................. 20

INDEX TO EXHIBITS ........................................................... 21

SIGNATURES .................................................................. 22

                                 PERCLOSE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                    (In thousands, except per share amounts)


                                                September 30,    March 31,
                                                     1998           1998
                                                 -------------  -------------
                                                  (Unaudited)


                                 ASSETS
Current assets:
  Cash and cash equivalents..................    $    13,337      $  13,232
  Short-term investments.....................         16,526         18,349
  Accounts receivable, net...................          4,361          3,455
  Inventories................................          1,907          1,619
  Prepaid expenses...........................            511            628
                                                 -------------  -------------
     Total current assets....................         36,642         37,283

Equipment and leasehold improvements, net....          2,781          2,277
Officer notes receivable.....................            600            600
Other assets.................................          1,861            291
                                                 -------------  -------------
Total assets.................................     $   41,884      $  40,451
                                                 =============  =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable...........................     $      637      $     782
  Accrued compensation.......................          1,452          1,202
  Accrued warranty...........................            191            191
  Other accrued expenses.....................            922            955
  Notes payable..............................            110            379
                                                 -------------  -------------
     Total current liabilities...............          3,312          3,509

Commitments and contingencies

Stockholders' equity:
  Preferred Stock, $0.001 par value..........           --              --
  Common stock, $0.001 par value.............             11             11
  Additional paid-in capital.................         80,076         79,433
  Treasury stock.............................           (293)           --
  Deferred compensation......................           (572)          (739)
  Accumulated deficit and other
    comprehensive income.....................        (40,650)       (41,763)
                                                 -------------  -------------
Total stockholders' equity...................         38,572         36,942
                                                 -------------  -------------

Total liabilities and stockholders' equity...     $   41,884      $  40,451
                                                 =============  =============

                             See accompanying notes.

                                                 PERCLOSE, INC.
                               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (In thousands, except per share amounts)
                                                  (Unaudited)



                                                       Three Months Ended                  Six Months Ended
                                                         September 30,                       September 30,
                                                 --------------------------------   --------------------------
                                                      1998            1997              1998          1997
                                                 -------------    ------------      -----------    -----------

Net revenues...................................   $     9,123     $     1,210       $   17,487     $    2,380
Cost of goods sold.............................         3,270           1,797            6,460          3,250
                                                  ------------    ------------      -----------    -----------
Gross margin...................................         5,853            (587)          11,027           (870)

Operating expenses:
   Research and development...................          1,883           1,291            3,512          2,525
   Selling, general and administrative........          3,629           2,735            7,262          5,581
                                                  ------------    ------------      -----------    -----------
      Total operating expenses................          5,512           4,026           10,774          8,106
                                                 -------------    ------------      -----------    -----------

Income (loss) from operations.................            341          (4,613)             253         (8,976)

Other income (expense)
   Interest income, net.......................            424             271              850            666
   Other income (expense).....................             29             (14)             (11)           (53)
                                                 -------------    ------------      -----------    -----------
      Total other income (expense)............            453             257              839            613

Income (loss) before income taxes.............            794          (4,356)           1,092         (8,363)
Provision for income taxes....................             39             --                54            --
                                                 -------------    ------------      -----------    -----------

Net income (loss).............................    $       755     $    (4,356)      $    1,038     $   (8,363)
                                                 =============    ============      ===========    ===========

Basic earnings (loss) per common share........    $      0.07     $     (0.45)      $     0.10     $    (0.87)
                                                 =============    =============     ===========    ===========

Diluted earnings (loss) per common share......    $      0.07     $     (0.45)      $     0.09     $    (0.87)
                                                 =============    =============     ===========    ===========

Shares used in computing basic earnings(loss)
per share.....................................         10,817           9,617           10,785          9,598
                                                 =============    =============     ===========    ===========

Shares used in computing diluted earnings
(loss)per share................................        11,271           9,617           11,339          9,598
                                                 =============    =============     ============    ==========



                                              See accompanying notes.

                                               PERCLOSE, INC.
                              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                              (In thousands)
                                                (Unaudited)


                                                                                Six Months Ended
                                                                                   September 30,
                                                                        -----------------------------
                                                                             1998          1997
                                                                        -------------   -------------
Operating Activities
   Net income (loss)..................................................   $   1,038       $   (8,363)
   Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
      Depreciation and amortization...................................         749              549
      Deferred compensation amortization..............................         167              158
      Changes in operating assets and liabilities:
         Accounts receivable..........................................        (906)             198
         Inventories..................................................        (288)            (391)
         Prepaid expenses.............................................         117             (993)
         Accounts payable.............................................        (145)              32
         Other accrued  expenses......................................         217              (74)
                                                                       -------------    ------------
          Net cash provided by (used in) operating activities.........         949           (8,884)

Investing Activities
   Purchases of short-term investments................................      (5,474)          (2,794)
   Proceeds from sales and maturities of short-term investments.......       7,372           12,513
   Purchases of equipment and leasehold improvements..................      (1,051)          (1,018)
   Other assets.......................................................      (1,772)              35
                                                                       -------------    ------------
          Net cash provided by (used in) investing activities.........        (925)           8,736

Financing Activities
   Payments under notes payable.......................................        (269)            (191)
   Proceeds from issuance of common stock.............................         643              489
   Repurchase of common stock.........................................        (293)              --
   Proceeds from and (issuance of ) officer notes receivable..........         --              (200)
                                                                       -------------    ------------
          Net cash provided by financing activities ..................          81               98
                                                                       -------------    ------------

    Net increase (decrease) in cash and cash equivalents..............         105              (50)

    Cash and cash equivalents at beginning of period..................      13,232            2,677
                                                                       -------------    ------------
    Cash and cash equivalents at end of period........................   $  13,337       $    2,627
                                                                       =============    ============



                                              See accompanying notes.

                                 PERCLOSE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

         The consolidated financial statements include the accounts of Perclose, Inc. and its wholly owned subsidiary, Perclose Deutschland, GmbH formed in June 1998. All intercompany balances and transactions have been eliminated in consolidation.

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

         The Company's fiscal year ends on the last Friday in March. The Company's fiscal quarters end on the Friday closest to the end of each calendar quarter. The three and six month periods shown as having ended September 30, 1998 and 1997 actually ended on September 25, 1998 and September 26, 1997, respectively. For ease of presentation, the accompanying financial statements have been shown as ending on the last day of the calendar month.

NOTE 2.  INVENTORIES

         Inventories consist of the following (in thousands):
                           September 30,    March 31,
                               1998           1998
                           ------------   ------------

Raw materials.........      $      519     $     409
Work-in-process.......             682           552
Finished goods........             706           658
                           ============   ============
                            $    1,907     $   1,619
                           ============   ============

NOTE 3.  PER SHARE DATA

         The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share ("EPS") computations for the three and six months ended September 30, 1998 and 1997 (in thousands).


                                                  Three Months Ended        Six Months Ended
                                                     September 30,            September 30,
                                               ----------------------  ----------------------
                                                   1998       1997        1998        1997
                                               ----------  ----------  ----------  ----------

Numerator:
   Net income (loss) numerator for basic and
diluted EPS:.................................  $     755   $  (4,356)  $   1,038   $  (8,363)
                                               ----------  ----------  ----------  ----------

Denominator:
   Denominator for basic EPS--
   Weighted-average shares.....................   10,817       9,617      10,785       9,598

Effect of dilutive securities:
   Stock options...............................      454         --          554         --
                                               ==========  ==========  ==========  ==========
Denominator for diluted EPS--
   Adjusted weighted-average shares
   outstanding and assumed conversions.......     11,271       9,61       11,339       9,598
                                               ==========  ==========  ==========  ==========

         For the three and six months ended September 30, 1998, options to purchase 389,764 and 157,860 shares, respectively, of common stock were outstanding but were not included in the computation of diluted EPS as their effect was anti-dilutive.

         For the three and six months ended September 30, 1997 the effect of the assumed exercise of stock options was antidilutive, therefore basic and diluted loss per share as presented on the standalone statements of operations are the same.

NOTE 4.  CASH, CASH EQUIVALENTS AND AVAILABLE-FOR-SALE SECURITIES

         CASH AND CASH EQUIVALENTS. The Company invests its excess cash in government and corporate securities. Highly liquid investments with maturities of three months or less at the date of acquisition are considered by the Company to be cash equivalents. Investments with maturities beyond three months at the date of acquisition and that mature within one year from the balance sheet are considered to be short-term investments. Investments with maturities longer than one year from the balance sheet date are also classified as short-term investments .

         The Company maintains its cash, cash equivalents and short-term investments in a range of fixed income securities from various issuers with original maturities not exceeding twenty four months and S&P credit ratings not lower than AA . This diversification of risk is consistent with the Company's investment policy, which is to maintain liquidity and ensure the safety of principal.

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

NOTE 5.  COMPREHENSIVE INCOME

         In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income" (FASB 130). FASB 130 establishes rules for the reporting and display of comprehensive income and its components. Specifically, FASB 130 requires unrealized holding gains and losses on the Company's available-for-sale securities which are currently reported separately in stockholders' equity to be included in other comprehensive income and the disclosure of total comprehensive income. Beginning April 1, 1998, the Company adopted FASB 130, however, the adoption of the Statement had no impact on the Company's net income or stockholders' equity.

         The components of comprehensive income, net of related tax, for the three and six months ended September 30, 1998 and 1997 are as follows (in thousands):


                                           Three Months Ended     Six Months Ended
                                              September 30,        September 30,
                                        ----------------------  ----------------------
                                           1998         1997       1998        1997
                                        ----------  ----------  ----------  ----------
Net income (loss)...................... $     755   $  (4,356)  $   1,038   $  (8,363)
Other comprehensive income:
Change in unrealized gain (loss) on
available-for-sale investments.........        58          20          75          79
                                        ----------  ----------  ----------  ----------

Comprehensive income (loss)............  $    813    $ (4,336)  $   1,113   $  (8,284)
                                        ==========  ==========  ==========  ==========


NOTE 6.  COMMITMENTS

         In June 1998, the Company entered into a new facility lease agreement for approximately 80,000 square feet of office, laboratory, cleanroom and manufacturing space which it expects to occupy in early 1999. The base rent is approximately $173,000 per month and commenced August 1, 1998. Additionally, the Company has established a $518,000 security deposit and a $1.0 million letter of credit in connection with the new facility lease

NOTE 7.  NEW ACCOUNTING STANDARDS

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

NOTE 8.  STOCK REPURCHASE PLAN

         In September 1998, the Company's Board of Directors authorized the repurchase of up to 500,000 shares of the Company's Common Stock. During September 1998 the Company repurchased 17,300 shares at a cost of $293,000 under this repurchase program.

NOTE 9.  STOCK OPTION RE-PRICING

         In September 1998 the Company offered employees the option to exchange stock options to purchase 1,342,168 shares of common stock with an aggregate exercise price of $28.6 million for new options to purchase 1,342,168 shares with an exercise price of $11.50 per share and an aggregate exercise price of $15.4 million. All of the re-priced options have vesting provisions consistent with the terms of the original option grant. In exchange for the offer to re-price stock options, employees agreed to a moratorium on exercising re-priced options until March 16, 1999.

ITEM 2.     MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

         In addition to the other information in this Report on Form 10-Q (this "Report") and in the documents incorporated by reference herein, certain statements in Management's Discussion and Analysis of Financial Condition and Results of Operations are forward looking statements. When used in this Report, the word "expects," "anticipates," "estimates," and similar expressions are intended to identify forward looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those risks set forth below under "Factors Affecting Future Operating Results," in particular, those relating to the Company's dependence on the Prostar(R) and Techstar(R) products, uncertainty of market acceptance, history of losses and risk of inability to sustain profitability, fluctuations in operating results, government regulation, competition and risk of technological obsolescence, limited manufacturing experience and scale-up risk, uncertainty relating to new product development, limited sales and marketing experience, reliance on patents and proprietary technology and uncertainty of third-party reimbursement.

OVERVIEW

         Perclose designs, manufactures and markets less invasive medical devices that automate the surgical closure or connection of blood vessels. The Company's first product family, the Prostar(R) and Techstar(R) products, which are marketed worldwide, surgically close the arterial access site in the femoral artery after catheterization procedures such as angioplasty, stenting, atherectomy and diagnostic angiography. A second group of products, The Heartflo(TM) System, is under development and is designed to automate the surgical connection of blood vessels in conventional and minimally invasive coronary artery bypass surgery.

         The Company commenced international shipments of its first Prostar(R) and Techstar(R) products in December 1994 and July 1995, respectively. In fiscal year 1998, the Company received several FDA premarket approvals ("PMA") and PMA supplement approvals for commercial sale in the United States of various versions of its Prostar(R) and Techstar(R) Percutaneous Vascular Surgery ("PVS") products.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

         REVENUES. The Company's net revenues increased 654% to $9.1 million for the three months ended September 30, 1998 from $1.2 million for the three months ended September 30, 1997. The primary reason for the increase in revenues was higher sales in the United States resulting from the introduction of the latest generation of the Company's Prostar(R) and Techstar(R) products. Domestic sales as a percentage of total revenue for the three months ended September 30, 1998 increased to 90% from 74% for the corresponding 1997 quarter. The mix of Techstar(R) and Prostar(R) revenue for the current quarter was 67% and 32%, respectively.

         COST OF GOODS SOLD. Cost of goods sold increased to $3.3 million for the three months ended September 30, 1998, an increase of 82% from $1.8 million for the three months ended September 30, 1997. The increase in cost of goods sold was primarily attributable to an increase in units sold for the three months ended September 30, 1998 as compared to the same period in 1997. However, per unit indirect costs for the three months ended September 30, 1998 were lower than the per unit indirect costs for the same period ended September 30, 1997, reflecting both operating efficiencies as well as the production of a larger volume of units over which to spread fixed manufacturing overhead costs. The Company's gross margin for the three months ended September 30, 1998 was 64% compared to a gross margin of 62% for the three months ended June 30, 1998, and a negative gross margin of 49% for the three months ended September 30, 1997.

         RESEARCH AND DEVELOPMENT.  Research and development  expenses increased
46% to $1.9 million for the three months ended September 30, 1998 from $1.3 million for the three months ended September 30, 1997. This increase was mainly the result of payroll related costs associated with a 97% increase in headcount, with the most significant personnel increase attributable to quality assurance.

         SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased 33% to $3.6 million for the three months ended September 30, 1998 from $2.7 million for the three months ended September 30, 1997. The increase was primarily due to the expansion of the United States sales force which resulted in both higher payroll related costs as well as increased travel expenses. Additionally, the marketing staff expanded from the year earlier period. Finally, general and administrative expenses increased as a result of hiring additional support personnel for the expanded sales force and to handle the larger sales volume.

         INTEREST INCOME, NET. Net interest income increased 56 % to $424,000 for the three months ended September 30, 1998 from $271,000 for the three months ended September 30, 1997 primarily as a result of higher average cash and short-term investments balances from the Company's public offering of common stock in November 1997.

         OTHER INCOME AND EXPENSE. Other income and expense increased 305% to income of $29,000 for the three months ended September 30, 1998 from expense of $14,000 for the three months ended September 30, 1997. One of the principal components of other income and expense for the quarter ended September 30, 1998 is comprised of foreign currency gains and losses related to the Company's French and German distributor accounts receivable balances. Beginning in July of 1997 the Company began invoicing these distributors in their local currencies rather than in U.S. dollars. Exchange gains for the three months ended September 30,1998 were $57,000 compared to an exchange loss of $8,000 for the same period ended September 30, 1997.

         The other principal component of other income and expense relates to the payment of franchise taxes. Franchise tax payments for the three months ended September 30, 1998 were $23,000 compared to $6,000 for the three months ended September 30, 1997.

SIX MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

         REVENUES. Net revenues for the six months ended September 30, 1998 increased 635% to $17.5 million from $2.4 million for the six months ended September 30, 1997. In this same period net international revenue increased to $2.0 million from $0.9 million while domestic net revenue increased to $15.5 million from $1.5 million. The mix of Techstar(R) and Prostar(R) revenue for the six months ended September 30, 1998 was 48% and 52%, respectively. In the six months ended September 30, 1997 domestic revenue consisted only of Prostar(R) sales as the Techstar(R) product had not yet received FDA approval.

         COST OF GOODS SOLD. Cost of goods sold increased 99% to $6.5 million for the six months ended September 30, 1998 from $3.3 million for the six months ended September 30, 1997. The increase in cost of goods sold was primarily attributable to an increase in units sold for the six months ended September 30, 1998 as compared to the same period in 1997. On a per unit basis indirect costs for the six months ended September 30, 1998 were lower than indirect costs for the six months ended September 30, 1997, reflecting both operating efficiencies as well as the production of a larger volume of units over which to spread fixed manufacturing overhead costs. The Company's gross margin for the six months ended September 30, 1998 was 63% compared to a negative gross margin of 37% for the six months ended September 30, 1997.

     RESEARCH AND DEVELOPMENT. Research and development expenses increased 39% to $3.5 million for the six months ended September 30, 1998 from $2.5 million for the six months ended September 30, 1997. This increase was mainly the result of payroll related costs attributable to significant personnel increases in quality assurance. The Company was simultaneously working on future generations of the current PVS products and clinical testing models of the Heartflo(TM) device.

         SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased 30% to $7.3 million for the six months ended September 30, 1998 from $5.6 million for the six months ended September 30, 1997. The increase was primarily due to the expansion of the United States sales force which resulted in both higher payroll related costs as well as increased travel expenses. The headcount for international sales has remained constant while management has focused on expanding the domestic sales force. Additionally, the marketing staff expanded from the year earlier period. Finally, general and administrative expenses increased as a result of hiring additional support personnel for the expanded sales force and to handle the larger sales volume.

     INTEREST INCOME, NET. Net interest income increased 28% to $850,000 for the six months ended September 30, 1998 from $666,000 for the six months ended September 30, 1997 primarily as a result of higher average balances for cash and short-term investments from the Company's common stock offering in November 1997.

         OTHER INCOME AND EXPENSE. Other income and expense decreased 80% to expense of $11,000 for the six months ended September 30, 1998 from expense of $53,000 for the six months ended September 30, 1997. Foreign exchange gains for the six months ended September 30, 1998 were $42,000 compared to $8,000 for the six months ended September 30, 1997. Franchise tax payments for the six months ended September 30, 1998 were $36,000 compared to $45,000 for the six months ended September 30, 1997.

INCOME TAXES

         The income tax provision for the three and six months ended September 30, 1998 of $39,000 and $54,000, respectively, is attributable to current income taxes and consists principally of state and federal minimum taxes. No income tax provision was recorded for the three and six months ended September 30, 1997 as a result of losses in fiscal year 1998.

     As of March 31, 1998, the Company had net operating loss carryforwards for federal and California tax purposes of approximately $38.0 million and $15.0 million, respectively, which will expire from 1998 through 2012 if not utilized. The Company also had research and development tax credit carryforwards of approximately $250,000 and $130,000, respectively, for federal and California tax purposes expiring from 2007 through 2013 if not utilized. Utilization of the net operating loss and tax credit carryforwards may be subject to an annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions.

YEAR 2000 COMPLIANCE STATUS OF PLAN, COSTS AND CONTINGENCY PLAN

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

     The Company recognizes the importance of the Year 2000 issue and has recently assigned a project leader to supervise an assessment of the Company's Year 2000 readiness. The scope of the Year 2000 readiness effort includes software, hardware, electronic data interchange, manufacturing and lab equipment, facilities, utilities, as well as supplier and customer readiness. Management does not anticipate that the Company will incur significant operating expenses or be required to invest heavily in computer systems improvements to be Year 2000 compliant since the Company primarily uses packaged computer applications in its business, and has already obtained certifications of Year 2000 compliance from its software vendors. As of September 30, 1998, the Company had not incurred any expenses outside of ordinary operating expenses in connection with its Year 2000 assessment.

         In addition to internal Year 2000 software and equipment assessment and remediation activities, the Company intends to contact its suppliers and customers within the next three months to assess their compliance. There can be no absolute assurances that there will not be a material adverse effect on the Company if third parties do not convert their systems in a timely manner and in a way that is compatible with the Company's systems. Any Year 2000 compliance problem of either the Company, its suppliers, or customers could materially adversely affect the Company's business, results of operations, cash flows, financial condition and prospects.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's net cash provided by operating activities was $0.9 million for the six months ended September 30, 1998, compared to net cash used of $8.9 million for the six months ended September 30, 1997. The Company's transition to profitability in the current six month period, which resulted in net income of $1.0 million compared to a net loss of $8.4 million for the six months ended September 30, 1997, was the main reason for the generation of cash provided by operating activities in the current six month period.

         The Company's net cash used by investing activities was $0.9 million for the six months ended September 30, 1998 compared to net cash provided by investing activities of $8.7 million for the six months ended September 30, 1997. For the six months ended September 30, 1998 net proceeds from sales and maturities of short-term investments generated $1.9 million in cash as compared to $9.7 million for the same period in 1997. Equipment purchases for the six months ended September 30, 1998, as well as for the six months ended September 30, 1997 were $1.0 million. The major equipment purchases for the current six month period were related to the acquisition of manufacturing machinery and equipment, and to a lesser extent, computer hardware and software.

         Other assets increased by $1.8 million for the six months ended September 30, 1998 primarily as a result of a $518,000 security deposit and the establishment of a $1.0 million letter of credit made in connection with a new facility lease. The letter of credit designates the landlord as beneficiary and provides that the landlord may draw down the letter of credit in the amount equal to any default under the lease. The letter of credit will be required for a minimum of eighteen months, after which upon the Company's meeting certain financial criteria, the letter of credit will be released. The facility lease agreement also requires a standard security deposit of $518,000 to be held by the lessor for the term of the lease. The Company entered into the lease agreement for an 80,000 square foot headquarters, research and manufacturing facility in June 1998, which it expects to occupy beginning in early 1999. Lease payments on the new building commenced in August 1998. The Company is seeking to sublease approximately 20,000 square feet of the space. The new facility is expected to increase the Company's capital investment costs over the next six months due to the build out of new laboratories, clean room, warehouse and office space and the purchase of additional equipment.

         The Company's net cash provided by financing activities was $81,000 for the six months ended September 30, 1998, compared to $98,000 for the six months ended September 30, 1997. In September 1998, the Company's Board of Directors authorized the repurchase of up to 500,000 shares of the Company's Common Stock. During September 1998 the Company repurchased 17,300 shares at a cost of $293,000 under this repurchase program.

         The Company's principal source of liquidity at September 30, 1998 consisted of cash, cash equivalents and short-term investments of $29.9 million. The Company has borrowed $1.3 million under an equipment credit facility, of which a principal balance of approximately $44,000 remained outstanding as of September 30, 1998.

     Although Perclose believes that current cash balances and short-term investments along with cash generated from the future sales of products will be sufficient to meet the Company's operating and capital requirements, there can be no assurance that the Company will not require additional financing. There can be no assurance that additional financing, if required, will be available on satisfactory terms or at all. In any event, Perclose may in the future seek to raise additional funds through bank facilities, debt or equity offerings or other sources of capital. Perclose's future liquidity and capital requirements will depend on numerous factors including the extent to which the Company's products gain market acceptance, progress of the Company's clinical trials for future products, actions relating to regulatory and reimbursement matters, the costs and timing of expansion of marketing, sales, manufacturing and product development activities, and competitive developments. Due to these and other factors there can be no assurance that the Company will sustain profitability beyond the current quarter.

FACTORS AFFECTING OPERATING RESULTS

         This report contains  forward-looking  statements within the meaning of
Section 27A of the  Securities  Act of 1933 and  Section  21E of the  Securities
Exchange Act of 1934. The Company's future results of operations could vary significantly from those anticipated in such forward-looking statements as a result of the factors described in this section.

DEPENDENCE UPON PROSTAR(R) AND TECHSTAR(R) PRODUCTS. The Prostar(R) and Techstar(R) products for percutaneous closure of arterial access sites following catheterization procedures are currently the Company's only marketed products. There can be no assurance as to when or whether the Company will receive FDA clearance or approval for sale of other PVS products or any other products in the United States. There can be no assurance that the Company's development efforts will be successful or that any further PVS products or any other product developed by the Company will be safe or effective, capable of being manufactured in commercial quantities at acceptable costs, approved by appropriate regulatory and reimbursement authorities or successfully marketed.

UNCERTAINTY OF MARKET ACCEPTANCE. The Company's Prostar(R) and Techstar(R) products represent a new method of closing arterial access sites and there can be no assurance that these products will gain any significant degree of sustained market acceptance among physicians, patients and health care payors. Physicians will not use the Prostar(R) and Techstar(R) products unless they determine, based on clinical data and other factors, that these products are an attractive alternative to other means of closing arterial access sites and that the clinical benefits to the patient and cost savings achieved through use of these products outweigh the cost of the products. Such determinations will depend, in part, on the ability of the Company's products to reduce the time to ambulation and the length of hospital stays associated with coronary catheterization procedures. Failure of the Company's products to achieve significant market acceptance could have a material adverse effect on the Company's business, financial condition and results of operations.

HISTORY OF LOSSES AND LIMITED HISTORY OF PROFITABILITY. The Company has a limited history of operations. The Company has experienced significant operating losses since inception and has incurred a cumulative net loss of approximately $40.7 million as of September 30, 1998. Although the Company recorded net income for each of the two quarters in the six months ended September 30, 1998, there can be no assurance that the Company will be able to increase its level of profitability or to sustain profitability. Failure to increase or sustain the level of profitability could have a material adverse effect on the Company's future operating results.

FLUCTUATIONS IN OPERATING RESULTS. The Company anticipates that its results of operations will fluctuate significantly from quarter to quarter and will depend upon numerous factors, including the extent to which the Company's products gain market acceptance, introduction of alternative means for arterial access site closure and competitive developments, actions relating to regulatory and reimbursement matters, and progress and results of clinical trials. Due to the elective nature of many coronary catheterization procedures, patients may defer such procedures during the summer vacation season. As a result, the Company may experience seasonal fluctuations in its results of operations, particularly in the second fiscal quarter. Results of operations will also be affected by the timing of orders received from distributors and the extent to which the Company is able to expand its manufacturing capabilities. In addition, depending upon the timing of new product introductions, warranty claims and product returns, the Company may need to make allowances for product obsolescence, excess inventory, warranty claims and product returns. While the Company is currently and will likely continue to make such allowances, there can be no assurance that such allowances will be adequate to cover all costs associated with such items.

GOVERNMENT REGULATION. Clinical testing, manufacture, promotion and sale of the Company's products are subject to extensive regulation by numerous governmental authorities in the United States, principally the FDA, and corresponding foreign regulatory agencies. The Federal Food, Drug, and Cosmetic Act ("FDC Act"), and other federal and state statutes and regulations govern or influence the testing, manufacture, labeling, advertising, distribution and promotion of drugs and devices. Noncompliance with applicable requirements can result in fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, refusal to authorize the marketing of new products or to allow the Company to enter into government supply contracts, and criminal prosecution. The Company's Prostar(R) and Techstar(R) PVS products are regulated as Class III medical devices.

         Sales of medical devices outside of the United States are subject to international regulatory requirements that vary from country to country. The time required to obtain approval for sale internationally may be longer or shorter than that required for FDA approval, and the requirements may differ. The Company has obtained the certifications necessary to enable the CE mark to be affixed to the Company's Prostar(R) and Techstar(R) products for commercial sales in member countries of the European Union. The Company has not obtained all other such international certifications and there can be no assurance it will be able to do so in a timely manner. The Company has received regulatory approval to market the Prostar(R) and Techstar(R) products in Japan. The Company, through its Japanese distributor, commenced clinical trials in Japan that will form the basis of an application for reimbursement approvals in the Japanese health care system. There can be no assurance Japanese reimbursement approvals will be obtained in a timely manner or at all.

COMPETITION AND RISK OF TECHNOLOGICAL OBSOLESCENCE. Competition in the emerging market for arterial access site closure devices is intense and is expected to increase. Most of the Company's competitors have significantly greater name recognition, experience, financial, technical, research, marketing, sales, distribution and other resources than the Company. There can be no assurance that the Company's competitors will not succeed in developing or marketing technologies and products that are technologically superior, more effective or commercially attractive than any that are being developed by the Company, or that such competitors will not succeed in obtaining regulatory approval, introducing or commercializing any such products prior to the Company. Such developments could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the medical device market is generally characterized by rapid and significant technological change and frequent emergence of new technologies, products and procedures. Accordingly, the Company's success will also depend in part on its ability to respond quickly to medical and technological changes.

LIMITED MANUFACTURING EXPERIENCE AND SCALE-UP RISK. The Company has only limited experience in manufacturing the Prostar(R) and Techstar(R) products. The Company currently manufactures the Prostar(R) and Techstar(R) products for domestic and international commercial sales. There can be no assurance that future manufacturing difficulties, which could have a material adverse effect on the Company's business, financial condition and results of operations, will not occur.

         In November 1997, Perclose voluntarily recalled specific lots of Techstar(R) XL 6 french ("F") PVS products. The Company traced the problem resulting in the recall to a defective mold which resulted in one part of the product being out of specification in particular production runs. The problem was not attributable to a design defect. The Company is not aware of any adverse patient consequences resulting from these product performance issues. The Company replaced the recalled Techstar(R) XL 6F units with Techstar(R) 6F units in inventory at the time of the recall. The recall and replacement had only an immaterial effect on its results of operations during the third and fourth quarters of fiscal 1998. However, there can be no assurance that future product problems necessitating recalls will not arise in the future, and any such future recall could have a material adverse effect on the Company's business, financial condition and results of operations.

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

UNCERTAINTY RELATING TO NEW PRODUCT DEVELOPMENT. The Company's product development strategy involves the design and development of the Heartflo system, designed to allow cardiac surgeons to automate the rapid placement of sutures in blood vessels during coronary artery bybass graft ("CABG") surgery. The product development process is time-consuming and costly, and there can be no assurance that product development will be successfully completed, that necessary regulatory clearances or approvals will be granted by the FDA on a timely basis, or at all, or that the potential products will achieve market acceptance. Failure by the Company to develop, obtain necessary regulatory clearances or approvals for, or successfully market potential new products could have a material adverse effect on the Company's business, financial condition and results of operations.

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

         In March 1998, the Company was sued for patent infringement by a competitor, Kensey Nash Corporation, and that competitor's distributor, Sherwood Medical, a subsidiary of Tyco International Ltd. In May 1998, the Company countersued Kensey Nash Corporation, Sherwood Medical and Tyco International (U.S.) Inc. (dba The Kendall Company) claiming the patent on which Kensey Nash Corporation and Sherwood Medical sued is invalid and not infringed and also claiming counterdefendants have engaged in antitrust and unfair competition violations.

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

UNCERTAINTY OF THIRD-PARTY REIMBURSEMENT. In the United States, health care providers, such as hospitals and physicians that purchase medical devices such as the Company's products, generally rely on third-party payors, principally federal Medicare, state Medicaid and private health insurance plans, to reimburse all or part of the cost of therapeutic and diagnostic catheterization procedures. Reimbursement for catheterization procedures performed using devices that have received FDA approval has generally been available in the United States. The Company anticipates that in a prospective payment system, such as the diagnostic related group ("DRG") system utilized by Medicare, and in many managed care systems used by private health care payors, the cost of the Company's products will be incorporated into the overall cost of the procedure and that there will be no separate, additional reimbursement for the Company's products. Failure by physicians, hospitals and other users of the Company's products to obtain sufficient reimbursement from health care payors for procedures in which the Company's products are used or adverse changes in governmental and private third-party payors' policies toward reimbursement for such procedures would have a material adverse effect on the Company's business, financial condition and results of operations.

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

POSSIBLE VOLATILITY OF STOCK PRICE. The stock market has recently and from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the market price of the Company's common stock. In addition, the market price of the Company's common stock is likely to be highly volatile. Factors such as fluctuations in the Company's operating results, announcements of technological innovations or new products by the Company or its competitors, FDA and international regulatory actions, actions with respect to reimbursement matters, developments with respect to patents or proprietary rights and related litigation to which the Company is or may become a party, public concern as to the safety of products developed by the Company or others, changes in health care policy in the United States and internationally, changes in stock market analyst recommendations regarding the Company, other medical device companies or the medical device industry generally and general market conditions may have a significant effect on the market price of the common stock.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

In March 1998, the Company was sued by Kensey Nash Corporation, and such company's distributor, Sherwood Medical (a subsidiary of Tyco International, Ltd.) for patent infringement. In May 1998, the Company countersued Kensey Nash Corporation, Sherwood Medical and Tyco International (U.S.) Inc. (dba The Kendall Company) claiming the patent on which Kensey Nash Corporation and Sherwood Medical sued is invalid and not infringed and also claiming counterdefendants have engaged in antitrust and unfair competition violations. There were no material developments with respect to this litigation during the quarter ended September 30, 1998

Item 2.  Changes in Securities and use of Proceeds.......................   None

Item 3.  Defaults Upon Senior Securities.................................   None

Item 4.  Submission of Matters to a Vote of Security Holders.............   None

On July 15, 1998 the Company held its Annual Meeting of Stockholders. The following individuals were elected to the Board of Directors:

                                                    Votes
                                  Votes For        Withheld
                                  ---------        --------
John B. Simpson, Ph.D, M.D.....   7,265,854         4,850
Henry A. Plain, Jr.............   7,265,854         4,850
Vaughn D. Bryson...............   7,265,854         4,850

In addition, the following individuals held continuing terms of office as directors subsequent to the annual meeting:

Michael L. Eagle
Serge Lashutka
James W. Vetter, M.D.
Mark A. Wan

The following proposal was approved at the Company's Annual Meeting:

                                                       Votes                Broker
                                           Votes For  Against  Abstained  Non-votes
                                           ---------  -------  ---------  ---------

Proposal  to ratify the appointment
of the  Company's independent auditors...  7,269,654    350        700         0



Item 5.  Other Information...............................................   None

Item 6.  Exhibits and Reports on Form 8-K

         a) Exhibits  The  exhibits  listed  in  the  Index  to  Exhibits  are filed as a part hereof and are incorporated by reference.

         b) Reports on Form 8-K: The Company did not file any reports on Form 8-K for the three months ended September 30, 1998.

                                INDEX TO EXHIBITS

Exhibit No. Description

10.18 Promissory Note between the Registrant and Ronald W. Songer dated August 31, 1998.
10.19   Standby Letter of Credit dated July 14, 1998.
27.1    Financial Data Schedule( Edgar version only).

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this 10-Q report to be signed on its behalf by the undersigned thereunto duly authorized.

         Date:  November 9, 1998    PERCLOSE, INC.


                                    /S/ HENRY A. PLAIN, JR.
                                    Henry A. Plain, Jr.
                                    President and Chief Executive Officer


                                    /S/ KENNETH E. LUDLUM
                                    Kenneth E. Ludlum
                                    Vice President Finance and Administration,
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)