Form 10-Q
period 1998-12-25
PERCLOSE INC
filed 1999-02-08
CIK 934438

------------------------------------------------------------------------------

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                 -------------------

                                      FORM 10-Q

[ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                   FOR THE QUARTERLY PERIOD ENDED DECEMBER 25, 1998

                                          or

[  ]      Transition report pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934. For the transition period from ____________ to
          ____________.



                                Commission File Number

                                       0-26890

                               ------------------------

                                    PERCLOSE, INC.
                (Exact name of registrant as specified in its charter)


                 DELAWARE                             94-3154669
     (State or other jurisdiction of               (I.R.S. Employer
      incorporation or organization)             Identification No.)

   199 JEFFERSON DRIVE, MENLO PARK, CA                94025-1114
     (Address of principal executive                  (Zip Code)
                 offices)


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

     As of January 22, 1999, there were 10,848,410 shares of the Registrant's Common Stock outstanding.

--------------------------------------------------------------------------------

                                    PERCLOSE, INC.

                                  TABLE OF CONTENTS


 PART I.  FINANCIAL INFORMATION                                            Page
                                                                           ----
     Item 1. Financial Statements

             Condensed Consolidated Balance Sheets as of December 31, 1998
             and March 31, 1998. . . . . . . . . . . . . . . . . . . . . . . 3

             Condensed Consolidated Statements of Operations for the three months and nine months ended December 31, 1998 and 1997 . . . . 4

             Condensed Consolidated Statements of Cash Flows for the nine months ended December 31, 1998 and 1997 . . . . . . . . . . . . 5

             Notes to Condensed Consolidated Financial Statements. . . . . . 6

     Item 2. Management's Discussion and Analysis of Financial Condition
             and Results of Operations . . . . . . . . . . . . . . . . . . .10

 PART II.  OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . . .21

 INDEX TO EXHIBITS . . . . . . . . . . . . . . . . . . . . . . . . . . . . .21

 SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .22


                                 PERCLOSE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                     (In thousands, expect per share amounts)

                                                                               December 31,             March 31,
                                                                                   1998                   1998
                                                                         --------------------     ----------------
                                                                                (Unaudited)
                                                      ASSETS
Current assets:
  Cash and cash equivalents....................................           $            7,008      $        13,232
  Short-term investments.......................................                       20,740               18,349
  Accounts receivable, net.....................................                        5,947                3,455
  Inventories..................................................                        2,131                1,619
  Prepaid expenses.............................................                          799                  628
                                                                         --------------------     ----------------
     Total current assets......................................                       36,625               37,283


Equipment and leasehold improvements, net......................                        4,095                2,277
Officer notes receivable.......................................                          600                  600
Other assets...................................................                        2,386                  291
                                                                         --------------------     ----------------
Total assets...................................................           $           43,706      $        40,451
                                                                         --------------------     ----------------
                                                                         --------------------     ----------------


                                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable.............................................           $              776      $           782
  Accrued compensation.........................................                        1,542                1,202
  Accrued warranty.............................................                          191                  191
  Other accrued expenses.......................................                        1,197                  955
  Notes payable................................................                           70                  379
                                                                         --------------------     ----------------
     Total current liabilities.................................                        3,776                3,509

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $0.001 par value............................                           --                   --
  Common stock, $0.001 par value...............................                           11                   11
  Additional paid-in capital...................................                       79,410               79,433
  Deferred compensation........................................                         (466)                (739)
  Accumulated deficit and other comprehensive income (loss)....                      (39,025)             (41,763)
                                                                          --------------------     ----------------

Total stockholders' equity.....................................                        39,930               36,942
                                                                          --------------------     ----------------

Total liabilities and stockholders' equity.....................            $           43,706      $        40,451
                                                                          --------------------     ----------------
                                                                          --------------------     ----------------


                               See accompanying notes.

                                 PERCLOSE, INC
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                    (In thousands, except per share amounts)
                                 (Unaudited)

                                                                       Three Months Ended                     Nine Months Ended
                                                                          December 31,                          December 31,
                                                               --------------------------------      ------------------------------
                                                                      1998              1997               1998                1997
                                                               --------------    --------------      -------------    -------------
Net revenues...............................................    $     11,564      $      2,412        $    29,051      $       4,792
Cost of goods sold.........................................           3,334             2,133              9,794              5,383
                                                               --------------    --------------      -------------    -------------
Gross profit (loss)........................................           8,230               279             19,257               (591)

Operating expenses:
   Research and development................................           2,125             1,377              5,637              3,902
   Selling, general and administrative.....................           4,684             3,025             11,946              8,606
                                                               --------------    --------------      -------------    -------------
      Total operating expenses.............................           6,809             4,402             17,583             12,508
                                                               --------------    --------------      -------------    -------------

Income (loss) from operations..............................           1,421           (4,123)              1,674            (13,099)

Other income (expense)
   Interest income, net....................................             403               290              1,253                956
   Other income (expense)..................................             (44)                6                (55)               (47)
                                                               --------------    --------------      -------------    -------------
      Total other income...................................             359               296              1,198                909

Income (loss) before income taxes..........................           1,780            (3,827)             2,872            (12,190)
Provision for income taxes.................................              89                --                143                 --
                                                               --------------    --------------      -------------    -------------

Net income (loss)..........................................    $      1,691      $     (3,827)       $     2,729      $     (12,190)
                                                               --------------    --------------      -------------    -------------
                                                               --------------    --------------      -------------    -------------

Basic earnings (loss) per common share.....................    $       0.16      $      (0.38)       $      0.25      $       (1.25)
                                                               --------------    --------------      -------------    -------------
                                                               --------------    --------------      -------------    -------------

Diluted earnings (loss) per common share...................    $       0.14      $      (0.38)       $      0.24      $       (1.25)
                                                               --------------    --------------      -------------    -------------
                                                               --------------    --------------      -------------    -------------

Shares used in computing basic earnings (loss)
  per share................................................          10,810             9,980             10,793              9,726
                                                               --------------    --------------      -------------    -------------
                                                               --------------    --------------      -------------    -------------

Shares used in computing diluted earnings (loss)
  per share................................................          11,761             9,980             11,487              9,726
                                                               --------------    --------------      -------------    -------------
                                                               --------------    --------------      -------------    -------------

                               See accompanying notes.



                                 PERCLOSE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)
                                   (Unaudited)
                                                                                         Nine Months Ended
                                                                                            December 31,
                                                                              -------------------------------------
                                                                                    1998                      1997
                                                                              ---------------           -----------
OPERATING ACTIVITIES
   Net income (loss)....................................................      $        2,729           $   (12,190)
   Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
      Depreciation and amortization.....................................               1,085                   770
      Deferred compensation amortization................................                 394                   237
      Changes in operating assets and liabilities:
         Accounts receivable............................................              (2,492)                 (333)
         Inventories....................................................                (512)                 (344)
         Prepaid expenses...............................................                (171)                 (960)
         Accounts payable...............................................                  (6)                   91
         Other accrued expenses.........................................                 582                   169
                                                                              ---------------           -----------
          Net cash provided by (used in) operating activities...........               1,609               (12,560)

INVESTING ACTIVITIES
   Purchases of short-term investments..................................             (13,708)              (17,119)
   Proceeds from sales and maturities of short-term investments.........              11,326                18,360
   Purchases of equipment and leasehold improvements....................              (2,634)               (1,391)
   Other assets.........................................................              (2,364)                   91
                                                                              ---------------           -----------
          Net cash provided by (used in) investing activities                         (7,380)                  (59)

FINANCING ACTIVITIES
   Payments under notes payable.........................................                (309)                 (291)
   Proceeds from issuance of common stock...............................                 713                20,151
   Repurchase of common stock...........................................                (857)                    -
   Proceeds from and (issuance of ) officer notes receivable............                   -                  (200)
                                                                              ---------------           -----------
          Net cash provided by (used in) financing activities...........                (453)               19,660
                                                                              ---------------           -----------

    Net increase (decrease) in cash and cash equivalents................              (6,224)                7,041

    Cash and cash equivalents at beginning of period....................              13,232                 2,677
                                                                              ---------------           -----------
    Cash and cash equivalents at end of period..........................      $        7,008            $    9,718
                                                                              ---------------           -----------
                                                                              ---------------           -----------

                               See accompanying notes.

                                    PERCLOSE, INC.
                NOTES TO CONDENSED CONSOLIDATED  FINANCIAL STATEMENTS

                                     (UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

     The condensed consolidated financial statements include the accounts of Perclose, Inc. and its wholly owned subsidiary, Perclose Deutschland, GmbH formed in June 1998. All intercompany balances and transactions have been eliminated in consolidation.

     The operating results of the interim periods presented are not necessarily indicative of the results for the year ending March 31, 1999 or for any future interim period. The accompanying condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended March 31, 1998 included in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission. The accompanying balance sheet at March 31, 1998 is derived from audited financial statements at that date.

     The Company's fiscal year ends on the last Friday in March. The Company's fiscal quarters end on the Friday closest to the end of each calendar quarter. The three and nine month periods shown as having ended December 31, 1998 and 1997 actually ended on December 25, 1998 and December 26, 1997, respectively. For ease of presentation, the accompanying financial statements have been shown as ending on the last day of the calendar month.

NOTE 2.  INVENTORIES

     Inventories consist of the following (in thousands):

                                                   December 31,      March 31,
                                                       1998            1998
                                                   ------------    ------------
 Raw materials..............................       $       509     $       409
 Work-in-process............................             1,268             552
 Finished goods.............................               354             658
                                                   ------------    ------------
                                                   $     2,131     $     1,619
                                                   ------------    ------------
                                                   ------------    ------------

NOTE 3.  PER SHARE DATA

     The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share ("EPS") computations for the three and nine months ended December 31, 1998 and 1997 (in thousands).


                                      Three Months Ended    Nine Months Ended
                                          December 31,        December 31,
                                      -----------------------------------------
                                        1998       1997       1998       1997
                                      -------   ---------   --------  ---------
 Numerator:
 Net income (loss) for basic and
   diluted EPS:.....................  $ 1,691   $ (3,827)   $  2,729  $(12,190)
                                      -------   ---------   --------  ---------

 Denominator for basic EPS --
    Weighted-average shares.........   10,810      9,980      10,793     9,726

 Effect of dilutive securities:
   Stock options...................       951         --         694         --
                                      -------   ---------   --------  ---------

 Denominator for diluted EPS --
   Adjusted weighted-average
   shares outstanding and assumed
   conversions.....................    11,761      9,980      11,487     9,726
                                      -------   ---------   --------  ---------
                                      -------   ---------   --------  ---------

     For the three and nine months ended December 31, 1997 the effect of the assumed exercise of stock options was antidilutive, therefore basic and diluted loss per share as presented on the statements of operations are the same.

NOTE 4.  CASH, CASH EQUIVALENTS AND AVAILABLE-FOR-SALE SECURITIES

     CASH AND CASH EQUIVALENTS. The Company invests its excess cash in government and corporate securities. Highly liquid investments with maturities of three months or less at the date of acquisition are considered by the Company to be cash equivalents. Investments with maturities beyond three months at the date of acquisition are considered to be short-term investments.

     The Company maintains its cash, cash equivalents and short-term investments in a range of fixed income securities from various issuers with original maturities not exceeding twenty four months and S&P credit ratings not lower than A . This diversification of risk is consistent with the Company's investment policy, which is to maintain liquidity and to ensure the safety of principal.

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

NOTE 5.  COMPREHENSIVE INCOME

     In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income" (FASB 130). FASB 130 establishes rules for the reporting and display of comprehensive income and its components. Specifically, FASB 130 requires unrealized gains and losses on the Company's available-for-sale securities which are currently reported separately in stockholders' equity to be included in other comprehensive income and the disclosure of total comprehensive income. Beginning April 1, 1998, the Company adopted FASB 130, however, the adoption of the Statement had no impact on the Company's net income or stockholders' equity.

     The components of comprehensive income, net of related tax, for the three and nine months ended December 31, 1998 and 1997 are as follows (in thousands):


                                      Three Months Ended      Nine Months Ended
                                          December 31,           December 31,
                                      --------------------    -----------------
                                         1998       1997        1998       1997
                                      --------   ---------    -------  --------
 Net income (loss).................   $  1,691   $ (3,827)    $ 2,729  $(12,190)
 Other comprehensive income:
 Change in unrealized gain (loss)
 on available-for-sale
 investments.......................        (67)        (3)         (9)       76
                                      --------   ---------    -------  --------

 Comprehensive income (loss).......   $ 1,624    $ (3,830)    $ 2,720  $(12,114)
                                      --------   ---------    -------  --------
                                      --------   ---------    -------  --------

NOTE 6.  COMMITMENTS

     In June 1998, the Company entered into a new facility lease agreement for approximately 80,000 square feet of office, laboratory, cleanroom and manufacturing space which it expects to occupy in early 1999. The base rent is approximately $173,000 per month and commenced August 1, 1998. Additionally, the Company has established a $518,000 security deposit and a $1.0 million letter of credit in connection with the new facility lease.

NOTE 7.  NEW ACCOUNTING STANDARDS

     In June 1997, the Financial Accounting Standards Board issued Statement No. 131, "Disclosures About Segments of an Enterprise and Related Information" (FASB
131). FASB 131 will require the Company to use the "management approach" in disclosing financial information on operating segments. This statement is effective for the Company beginning fiscal year 1999. While the Company does not anticipate that FASB 131 will have a material impact on its financial reporting and disclosures, changes, if any, will first be reflected in the Company's 1999 Annual Report on Form 10-K.

NOTE 8.  STOCK REPURCHASE PLAN

     In September 1998, the Company's Board of Directors authorized the repurchase of up to 500,000 shares of the Company's Common Stock. During September and October 1998 the Company repurchased 56,800 shares at a cost of $857,000 under this repurchase program. All of the repurchased shares were subsequently canceled and returned to the status of authorized, unissued shares.

NOTE 9.  LEGAL PROCEEDINGS

     In March 1998, the Company was sued by Kensey Nash Corporation, and such company's distributor, Sherwood Medical (a subsidiary of Tyco International, Ltd.) for patent infringement. In May 1998, the Company countersued Kensey Nash Corporation, Sherwood Medical and Tyco International (U.S.) Inc. (dba The Kendall Company) claiming the patent on which Kensey Nash Corporation and Sherwood Medical sued is invalid and not infringed and also claiming counterdefendants have engaged in antitrust and unfair competition violations. There were no material developments with respect to this litigation during the quarter ended December 31, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     IN ADDITION TO THE OTHER INFORMATION IN THIS REPORT ON FORM 10-Q (THIS "REPORT") AND IN THE DOCUMENTS INCORPORATED BY REFERENCE HEREIN, CERTAIN STATEMENTS IN MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ARE FORWARD LOOKING STATEMENTS. WHEN USED IN THIS REPORT, THE WORD "EXPECTS," "ANTICIPATES," "ESTIMATES," AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD LOOKING STATEMENTS. SUCH STATEMENTS ARE SUBJECT TO RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED. THESE RISKS AND UNCERTAINTIES INCLUDE, BUT ARE NOT LIMITED TO, THOSE RISKS SET FORTH BELOW UNDER "FACTORS AFFECTING FUTURE OPERATING RESULTS," IN PARTICULAR, THOSE RELATING TO THE COMPANY'S DEPENDENCE ON THE PROSTAR-Registered Trademark- AND TECHSTAR-Registered Trademark- PRODUCTS, UNCERTAINTY OF MARKET ACCEPTANCE, HISTORY OF LOSSES AND RISK OF INABILITY TO SUSTAIN PROFITABILITY, FLUCTUATIONS IN OPERATING RESULTS, GOVERNMENT REGULATION, COMPETITION AND RISK OF TECHNOLOGICAL OBSOLESCENCE, LIMITED MANUFACTURING EXPERIENCE AND SCALE-UP RISK, UNCERTAINTY RELATING TO NEW PRODUCT DEVELOPMENT, LIMITED SALES AND MARKETING EXPERIENCE, RELIANCE ON PATENTS AND PROPRIETARY TECHNOLOGY AND UNCERTAINTY OF THIRD-PARTY REIMBURSEMENT.

OVERVIEW

     Perclose designs, manufactures and markets less invasive medical devices that automate the surgical closure or connection of blood vessels. The Company's first product family, the Prostar and Techstar products, which are marketed worldwide, surgically close the arterial access site in the femoral artery after catheterization procedures such as angioplasty, stenting, atherectomy and diagnostic angiography. A second group of products, The Heartflo-TM- System, is under development and is designed to automate the surgical connection of blood vessels in conventional and minimally invasive coronary artery bypass surgery.

     During fiscal year 1998, the Company received several FDA premarket approvals ("PMA") and PMA supplement approvals for commercial sale in the United States of various versions of its Prostar and Techstar Percutaneous Vascular Surgery ("PVS") products.

     The Company's fiscal year ends on the last Friday in March. The Company's fiscal quarters end on the Friday closest to the end of each calendar quarter. The three and nine month periods shown as having ended December 31, 1998 and 1997 actually ended on December 25, 1998 and December 26, 1997, respectively. For ease of presentation, the accompanying financial statements have been shown as ending on the last day of the calendar month.

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 1998 AND 1997

     REVENUES. The Company's net revenues increased to $11.6 million for the three months ended December 31, 1998 from $2.4 million for the three months ended December 31, 1997. The increase in revenues is primarily attributable to the introduction of the latest generation of the Company's Prostar and Techstar products in the United States. Combined shipments of Prostar and Techstar units increased to approximately 49,000 units for the three months ended December 31, 1998 from 13,000 units for the three months ended December 31, 1997. Domestic sales as a percentage of total revenue for the three months ended December 31, 1998 increased to 91% from 80% for the three months ended December 31, 1997. Sales of Prostar and Techstar products accounted for 74% and 26%, respectively, of the net revenues for the three months ended December 31, 1998.

     GROSS PROFIT. Gross profit increased to $8.2 million for the three months ended December 31, 1998 from $279,000 for the three months ended December 31, 1997. Gross profit increased to 71% of net revenues for the quarter ended December 31, 1998 from 12% of net revenues for the quarter ended December 31, 1997. The increase in gross profit was primarily due to increases in sales and production volumes, which contributed to reductions in fixed overhead cost per unit and enabled the Company to achieve improvements in manufacturing efficiency.

     RESEARCH AND DEVELOPMENT. Research and development expenses increased 54% to $2.1 million for the three months ended December 31, 1998 from $1.4 million for the three months ended December 31, 1997. The increase in research and development costs was attributable to a significant increase in headcount resulting in higher payroll expenses. In addition, materials and services associated with prototype builds increased due to an accelerated development schedule for the Company's next generation PVS product.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased 55% to $4.7 million for the three months ended December 31, 1998 from $3.0 million for the three months ended December 31, 1997. The increase was primarily due to the expansion of the Company's domestic sales force which resulted in both higher payroll-related costs as well as increased travel expenses. Fifteen clinical specialists joined the sales force in the current quarter. These individuals facilitate training at the Company's larger accounts, thereby allowing the sales force to open new accounts. Additionally, the Company's marketing staff expanded from the year earlier period. Finally, general and administrative expenses increased as a result of hiring additional support personnel for the expanded sales force and to handle the larger sales volume.

     INTEREST INCOME, NET. Net interest income increased 39% to $403,000 for the three months ended December 31, 1998 from $290,000 for the three months ended December 31, 1997 primarily as a result of higher average balances for cash and short-term investments resulting from the Company's common stock offering in November 1997.

NINE MONTHS ENDED DECEMBER 31, 1998 AND 1997

     REVENUES. Net revenues for the nine months ended December 31, 1998 increased to $29.1 million from $4.8 million for the nine months ended December 31, 1997. Combined shipments of Prostar and Techstar units increased to 127,000 units for the nine months ended December 31, 1998 from 27,000 units for the nine months ended December 31, 1997. Domestic sales as a percentage of total revenue for the nine months ended December 31,1998 increased to 90% from 72% for nine months ended December 31, 1997. Sales of Prostar and Techstar products accounted for 66% and 34%, respectively, of net revenues for the nine months ended December 31, 1998.

     GROSS PROFIT. Gross profit increased to $19.3 million for the nine months ended December 31, 1998 from a negative gross profit of $591,000 for the nine months ended December 31, 1997. Gross profit increased to 66% of net revenues for the nine months ended December 31, 1998 from a negative gross profit of 12% of net revenues for the nine months ended December 31, 1997. The increase in gross profit was primarily due to increases in sales and production volumes, which contributed to reductions in fixed overhead cost per unit and enabled the Company to achieve improvements in manufacturing efficiency.

     RESEARCH AND DEVELOPMENT. Research and development expenses increased 44% to $5.6 million for the nine months ended December 31, 1998 from $3.9 million for the nine months ended December 31, 1997. The increase in research and development costs was attributable to a significant increase in headcount resulting in higher payroll expenses. The Company was working on the next generation PVS product at an accelerated development schedule, as well as continuing with the clinical testing models of the Heartflo-TM- device. The two projects required much higher spending levels for prototype supplies and outside services in the current nine-month period than that required in the nine months ended December 31, 1997.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased 39% to $11.9 million for the nine months ended December 31, 1998 from $8.6 million for the nine months ended December 31, 1997. The increase was primarily due to the expansion of the Company's domestic sales force which resulted in both higher payroll-related costs as well as increased travel expenses. The headcount for international sales has remained constant while management has focused on expanding the domestic sales force. Additionally, the marketing staff expanded from the year earlier period. Finally, general and administrative expenses increased as a result of hiring additional support personnel for the expanded sales force and to handle the larger sales volume.

     INTEREST INCOME, NET. Net interest income increased 31% to $1.3 million for the nine months ended December 31, 1998 from $1.0 million for the nine months ended December 31, 1997 primarily as a result of higher average balances for cash and short-term investments from the Company's common stock offering in November 1997.

INCOME TAXES

     The income tax provision for the three and nine months ended December 31, 1998 of $89,000 and $143,000, respectively, is attributable to current income taxes and consists principally of state and federal minimum taxes. No income tax provision was recorded for the three and nine months ended December 31, 1997 as the Company did not have taxable income.

     As of March 31, 1998, the Company had net operating loss carryforwards for federal and state tax purposes of approximately $38.0 million and $15.0 million, respectively, which will expire from 1998 through 2013 if not utilized. The Company also had research and development tax credit carryforwards of approximately $250,000 and $130,000, respectively, for federal and state tax purposes expiring from 2007 through 2013 if not utilized. Utilization of the net operating loss and tax credit carryforwards may be subject to an annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions.

QUARTERLY TREND ANALYSIS

     The following tables summarize certain statement of operations data, percent of net revenue and trends for the quarterly periods specified. Statement of operations data or trends from period to period, should not be considered as representative of results of operations for future periods. The Company's results of operations may fluctuate from period to period and may be affected by those risks and uncertainties set forth under "Factors Affecting Operating Results."


                  Unaudited, in thousands except for percentage data




                                       SELECTED QUARTERLY INCOME STATEMENT OF OPERATIONS DATA

                                                 Dec 97           Mar 98           Jun 98            Sep 98            Dec 98
                                               ---------         ---------       ---------          ---------        ---------
Net revenues...........................        $  2,412          $ 5,839         $  8,364           $ 9,123          $ 11,564
Gross profit...........................             279            3,439            5,174             5,853             8,230
Research and development...............           1,377            1,547            1,629             1,883             2,125
Selling, general and administrative....           3,025            3,924            3,633             3,629             4,684
Income (loss) from operations..........          (4,123)          (2,032)             (88)              341             1,421
Net income (loss)......................        $ (3,827)         $(1,606)        $    283           $   755          $  1,691

                                                PERCENTAGE OF QUARTERLY NET REVENUE

                                                 Dec 97           Mar 98           Jun 98            Sep 98            Dec 98
                                               ---------         ---------       ----------         ---------        ---------
Net revenues...........................             100%             100%              100%             100%              100%
Gross profit...........................              12               59                62               64                71
Research and development...............              57               26                19               21                18
Selling, general and administrative....             125%              67%               43               40                41
Income from operations.................              --               --                --                4                12
Net income.............................              --               --                 3%               8%               15%

                                 QUARTERLY PERCENTAGE CHANGE COMPARED AS A % OF THE PRECEDING QUARTER


                                                                  Mar 98           Jun 98            Sep 98            Dec 98
                                                                 ---------       ----------         ---------        ---------
Net revenues...........................                               142%              43%               9%               27%
Gross profit...........................                             1,133               50               13                41
Research and development...............                                 2                5               16                13
Selling, general and administrative....                                30%              (7%)              0                29
Income from operations.................                                --               --               --               317
Net income.............................                                --               --              167%              124%

LIQUIDITY AND CAPITAL RESOURCES

     The Company's net cash provided by operating activities was $1.6 million for the nine months ended December 31, 1998, compared to net cash used of $12.6 million for the nine months ended December 31, 1997. The Company's transition to profitability in the current nine month period, which resulted in net income of $2.7 million compared to a net loss of $12.2 million for the nine months ended December 31, 1997, was the main reason for the generation of cash provided by operating activities in the current nine month period.

     The Company's net cash used by investing activities was $7.4 million for the nine months ended December 31, 1998 compared to net cash used by investing activities of $59,000 for the nine months ended December 31, 1997. For the nine months ended December 31, 1998 net purchases of short-term investments used $2.4 million in cash as compared to $1.2 million of net proceeds for the same period in 1997. Equipment and leasehold improvement purchases for the nine months ended December 31, 1998 were $2.6 million, as compared to $1.4 million for the nine months ended December 31, 1997. The major equipment and leasehold improvement purchases for the current nine month period were related to the build out of a new headquarters and manufacturing facility, as well as the acquisition of machinery and tooling for both manufacturing and R&D products.

     Other assets increased by $2.4 million for the nine months ended December 31, 1998 primarily as a result of a $518,000 security deposit and the establishment of a $1.0 million letter of credit made in connection with the new facility lease. The letter of credit designates the landlord as beneficiary and provides that the landlord may draw down the letter of credit in the amount equal to any default under the lease. The letter of credit will be released after eighteen months upon the Company meeting certain financial criteria. The standard security deposit of $518,000 is held by the lessor for the term of the lease. The Company entered into the lease agreement for an 80,000 square foot headquarters, research and manufacturing facility in June 1998, which it expects to occupy beginning in early 1999 after completion of certain construction activities. Lease payments on the new building commenced in August 1998.

     The Company's net cash used by financing activities was $453,000 for the nine months ended December 31, 1998, compared to cash generated of $19.7 million for the nine months ended December 31, 1997 primarily as a result of the Company's common stock offering in November 1997. In September 1998, the Company's Board of Directors authorized the repurchase of up to 500,000 shares of the Company's Common Stock. During September and October 1998 the Company repurchased 56,800 shares at a cost of $857,000 under this repurchase program.

     The Company's principal source of liquidity at December 31, 1998 consisted of cash, cash equivalents and short-term investments of $27.7 million versus $31.6 million at March 31, 1998.

     Although Perclose believes that current cash balances and short-term investments along with cash generated from the future sales of products will be sufficient to meet the Company's operating and capital requirements, there can be no assurance that the Company will not require additional financing. There can be no assurance that additional financing, if required, will be available on satisfactory terms or at all. In any event, Perclose may in the future seek to raise additional funds through bank facilities, debt or equity offerings or other sources of capital. Perclose's future liquidity and capital requirements will depend on numerous factors including the extent to which the Company's products gain market acceptance, actions relating to regulatory and reimbursement matters, the costs and timing of expansion of marketing, sales, manufacturing and product development activities and competitive developments. Due to these and other factors there can be no assurance that the Company will sustain profitability beyond the current quarter.

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

     The Company recognizes the importance of the Year 2000 issue and assigned a project leader to supervise an assessment of the Company's Year 2000 readiness. The scope of the Year 2000 readiness effort includes software, hardware, electronic data interchange, manufacturing and lab equipment, facilities, utilities, as well as supplier and customer readiness. Management does not anticipate that the Company will incur significant operating expenses or be required to invest heavily in computer systems improvements to be Year 2000 compliant since the Company primarily uses packaged computer software in its business, and has already obtained certifications of Year 2000 compliance from
its software vendors.   As of December 31, 1998, the Company had not incurred
any expenses outside of ordinary operating expenses in connection with its Year 2000 assessment.

     In addition to internal Year 2000 software and equipment assessment and remediation activities, the Company has contacted its critical suppliers in
order to assess their compliance.   As of December 31, 1998 two thirds of those
suppliers contacted have responded. All responses indicate that the supplier is aware of the Year 2000 issue and intends to be compliant. With regard to those suppliers who have not yet responded, if there is any question as to a supplier's ability to provide product after December 31, 1999 a joint effort will be made between quality assurance and the materials group to assist that supplier in achieving compliance or qualify another supplier. There can be no assurance that there will not be a material adverse effect on the Company if third parties do not convert their systems in a timely manner and in a way that is compatible with the Company's systems. Any Year 2000 compliance problem of either the Company, its suppliers, or customers could materially adversely affect the Company's business, results of operations, cash flows, financial condition and prospects.

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

HISTORY OF LOSSES AND LIMITED HISTORY OF PROFITABILITY. The Company has a limited history of profitability. The Company has experienced significant operating losses since inception and has incurred a cumulative net loss of approximately $39.0 million as of December 31, 1998. Although the Company recorded net income for each of the three quarters in the nine months ended December 31, 1998, there can be no assurance that the Company will be able to
increase its level of profitability or to sustain profitability.   Failure to
increase or sustain the level of profitability could have a material adverse effect on the Company's future operating results.

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

GOVERNMENT REGULATION. Clinical testing, manufacture, promotion and sale of the Company's products and the certification of its manufacturing facility are subject to extensive regulation by numerous governmental authorities in the United States, principally the FDA, and corresponding foreign regulatory agencies. The Federal Food, Drug, and Cosmetic Act ("FDC Act"), and other federal and state statutes and regulations govern or influence the testing, manufacture, manufacturing process, labeling, advertising, distribution and promotion of drugs and devices. Noncompliance with applicable requirements can result in fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, refusal to authorize the marketing of new products or to allow the Company to enter into government supply contracts, and criminal prosecution. The Company's Prostar and Techstar PVS products are regulated as Class III medical devices and its manufacturing facility is subject
to FDA regulations.   The Company plans to move to a new headquarters and
manufacturing facility in the March 1999 quarter and will require FDA approval of the manufacturing facility in order to ship approved product from the new facility to U.S. customers.

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

MANUFACTURING AND SCALE-UP RISK. The Company currently manufactures the Prostar and Techstar products for domestic and international commercial sales. There can be no assurance that future manufacturing difficulties, which could have a material adverse effect on the Company's business, financial condition and results of operations, will not occur.

     In November 1997, Perclose voluntarily recalled specific lots of Techstar XL 6 french ("F") PVS products. The Company traced the problem resulting in the recall to a defective mold. The problem was not attributable to a design defect. The Company is not aware of any adverse patient consequences resulting from these product performance issues. The recall and replacement had only an immaterial effect on its results of operations during the third and fourth quarters of fiscal 1998. However, there can be no assurance that future product problems necessitating recalls will not arise in the future, and any such future recall could have a material adverse effect on the Company's business, financial condition and results of operations.

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

     The medical device industry has been characterized by extensive litigation regarding patents and other intellectual property rights. Any litigation or interference proceedings, including the proceeding currently pending against the Company, will result in substantial expense to the Company and significant diversion of effort by the Company's technical and management personnel. An adverse determination in the current pending or in litigation or interference proceedings to which the Company may become a party could subject the Company to significant liabilities to third parties or require the Company to seek licenses from third parties. Although patent and intellectual property disputes in the medical device area have often been settled through licensing or similar arrangements, costs associated with such arrangements may be substantial and could include ongoing royalties. Furthermore, there can be no assurance that necessary licenses would be available to the Company on satisfactory terms if at all. Adverse determinations in a judicial or administrative proceeding, including the currently pending proceedings, or failure to obtain necessary licenses could prevent the Company from manufacturing and selling its products, which would have a material adverse effect on the Company's business, financial condition and results of operations.

UNCERTAINTY OF THIRD-PARTY REIMBURSEMENT. In the United States, health care providers, such as hospitals and physicians that purchase the Company's products, generally rely on third-party payors, principally federal Medicare, state Medicaid and private health insurance plans, to reimburse all or part of the cost of therapeutic and diagnostic catheterization procedures. Reimbursement for catheterization procedures performed using devices that have received FDA approval has generally been available in the United States. The Company anticipates that in a prospective payment system, such as the diagnostic related group ("DRG") system utilized by Medicare, and in many managed care systems used by private health care payors, the cost of the Company's products will be incorporated into the overall cost of the procedure and that there will be no separate, additional reimbursement for the Company's products. Failure by physicians, hospitals and other users of the Company's products to obtain sufficient reimbursement from health care payors for procedures in which the Company's products are used or adverse changes in governmental and private third-party payors' policies toward reimbursement for such procedures would have a material adverse effect on the Company's business, financial condition and results of operations.

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

                             PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

     In March 1998, the Company was sued by Kensey Nash Corporation, and such company's distributor, Sherwood Medical (a subsidiary of Tyco International, Ltd.) for patent infringement. In May 1998, the Company countersued Kensey Nash Corporation, Sherwood Medical and Tyco International (U.S.) Inc. (dba The Kendall Company) claiming the patent on which Kensey Nash Corporation and Sherwood Medical sued is invalid and not infringed and also claiming counterdefendants have engaged in antitrust and unfair competition violations. There were no material developments with respect to this litigation during the quarter ended December 31, 1998.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS . . . . . . . . . .    NONE

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES . . . . . . . . . . . . . . .    NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS . . . . .    NONE

ITEM 5.  OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . .  NONE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a) Exhibits              The exhibits listed in the Index to Exhibits are
                              filed as a part hereof and are incorporated by reference.

     b) Reports on Form 8-K:  The Company did not file any reports on Form 8-K for the three months ended December 31, 1998.


                              INDEX TO EXHIBITS

Exhibit  No.                    Description
------------                    -----------

 10.15 1995 Director Option Plan, as amended to date and Form of Director Option Agreement thereunder.
 27.1           Financial Data Schedule (Edgar version only).

                                      SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this 10-Q report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 8, 1999        PERCLOSE, INC.

                              /S/ HENRY A. PLAIN, JR.
                              ------------------------------------------------
                              Henry A. Plain, Jr.
                              PRESIDENT AND CHIEF EXECUTIVE OFFICER


                              /S/ KENNETH E. LUDLUM
                              ------------------------------------------------
                              Kenneth E. Ludlum
                              VICE PRESIDENT FINANCE AND ADMINISTRATION,
                              CHIEF FINANCIAL OFFICER
                              (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)