Form 10-K
period 1999-03-26
PERCLOSE INC
filed 1999-06-24
CIK 934438

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------

                                    FORM 10-K

(MARK ONE)
            [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                    FOR THE FISCAL YEAR ENDED MARCH 26, 1999

                                       or

            [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934.

                         COMMISSION FILE NUMBER: 0-26890

                                   -----------

                                 PERCLOSE, INC.
             (Exact name of registrant as specified in its charter)

                 DELAWARE                               94-3154669
      (State or other jurisdiction of      (I.R.S. Employer Identification No.)
      incorporation or organization)

    400 SAGINAW DRIVE, REDWOOD CITY, CA                   94063
 (Address of principal executive offices)               (Zip code)

       Registrant's telephone number, including area code: (650) 473-3100

                                   -----------

        Securities registered pursuant to Section 12(b) of the Act: None
          Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $0.001 par value
                                (Title of class)

                         Preferred Share Purchase Rights
                                (Title of class)

                                   -----------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities
Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [ X ] No [ ]

         The aggregate value of voting stock held by non-affiliates of the registrant was approximately $293,296.00 as of April 30, 1999, based upon the closing price of the Registrant's Common Stock reported for such date on the Nasdaq Stock Market. Shares of Common Stock held by each executive officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes. As of April 30, 1999, the registrant had outstanding 11,074,101 shares of Common Stock.

                                                       TABLE OF CONTENTS


                                                                                                                   PAGE
                                                                                                                  NUMBER
                                                                                                                  -------
PART I.........................................................................................................          3
  Item 1.       BUSINESS.......................................................................................          3
                Company Overview...............................................................................          3
                Industry Overview..............................................................................          4
                Arterial Access Site Management................................................................          5
                Perclose Solution..............................................................................          6
                Minimally Invasive CABG Surgery Products.......................................................          6
                Business Strategy..............................................................................          7
                Products and Technology........................................................................          8
                Clinical and Regulatory Status.................................................................          9
                Marketing and Distribution.....................................................................          9
                Research and Development.......................................................................         10
                Manufacturing..................................................................................         10
                Competition....................................................................................         11
                Patents and Proprietary Rights.................................................................         12
                Government Regulation..........................................................................         13
                Third-Party Reimbursement......................................................................         16
                Product Liability and Insurance................................................................         17
                Employees......................................................................................         17
  Item 2.       PROPERTIES.....................................................................................         17
  Item 3.       LEGAL PROCEEDINGS..............................................................................         17
  Item 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............................................         18
PART II........................................................................................................         18
  Item 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS..........................         18
  Item 6.       SELECTED FINANCIAL DATA........................................................................         19
  Item 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS..........         19
  Item 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA....................................................         29
  Item 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE...........         29
PART III.......................................................................................................         29
  Item 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.............................................         29
  Item 11.      EXECUTIVE COMPENSATION.........................................................................         32
  Item 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.................................         38
  Item 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................................................         40
PART IV........................................................................................................         41
  Item 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K...............................         41
                SIGNATURES.....................................................................................         43

                                     PART 1

ITEM 1. BUSINESS


COMPANY OVERVIEW

         Perclose, Inc. ("Perclose" or the "Company") designs, manufactures and markets less invasive medical devices that automate the surgical closure or connection of blood vessels. The Company's first product family, the Prostar-Registered Trademark- and Techstar-Registered Trademark- products, which are marketed worldwide, surgically close the arterial access site in the femoral artery after catheterization procedures such as angioplasty, stenting, atherectomy and diagnostic angiography. A second group of products, The Heartflo-TM- System, is under development and is designed to automate the surgical connection of blood vessels in conventional and minimally invasive coronary artery bypass surgery.

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

         The Company commenced international shipments of its Prostar and Techstar products in 1994 and 1995, respectively. During fiscal 1998, the Company received a FDA premarket approval ("PMA") and several PMA supplement approvals for commercial sale in the United States of versions of its Prostar and Techstar PVS products. The Company is developing a new generation of PVS product trademarked as the Closer-TM-. The Company has recently completed a 200 patient, randomized multi-center clinical trial for this product and has submitted a PMA supplement application to the FDA for the purpose of obtaining approval to market this product in the United States.

         The Company is developing the Heartflo Anastomosis System to allow cardiac surgeons to automate the rapid placement of sutures in blood vessels during coronary artery bypass graft ("CABG") surgery. The success of a coronary artery bypass surgery procedure is largely determined by the quality of the anastomosis (attachment), which dictates the long-term patency, or blood flow, through the vein graft to the coronary arteries. While cardiac surgeons have developed effective surgical techniques to perform hand-sewn anastomoses of coronary blood vessels in conventional CABG surgeries, the recent emergence of minimally invasive CABG procedures introduces additional challenges for performing hand-sewn anastomoses during such procedures. Since the opening to the chest cavity created by ports or mini-thoracotomies used in minimally invasive CABG procedures is small, accessing and suturing the bypass graft to the coronary artery is more difficult, may take longer to perform and may not achieve the same therapeutic results as in conventional open chest CABG surgery. The Heartflo Anastomosis System is being designed to deploy an ideal suture pattern in a rapid, consistent and automated fashion while still allowing the surgeon ultimate control over the tensioning and tying of the sutures to complete attachment of the bypass graft. The Heartflo Anastomosis System is being designed for use with conventional, open chest CABG procedures and the newer, minimally invasive, beating heart and stopped heart procedures. The Heartflo system is currently undergoing human clinical testing.

         This Report on Form 10-K contains certain forward-looking statements regarding future events with respect to the Company. Actual events and/or future results of operations may differ materially as a result of the factors described herein and in the documents incorporated herein by reference, including, in particular those factors described under "Business--Manufacturing", "--Competition," "--Patents and Proprietary Rights", "--Government Regulations", "--Third Party Reimbursement" and "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Factors Affecting Future Operating Results."

INDUSTRY OVERVIEW

         THERAPEUTIC INTERVENTIONAL CARDIOLOGY MARKET

         CORONARY ARTERY DISEASE. More than 6 million people in the United States have been diagnosed with coronary artery disease, which is a formation of atherosclerotic plaque that causes blood flow restrictions, or blockages, within the coronary arteries. These blockages can occur anywhere within the complex network of arteries that provide blood to the heart muscle. If left untreated, coronary artery disease can cause severe chest pain and lead to heart attacks. The principal means of treating coronary artery disease when diet, exercise or drug therapy fail to achieve therapeutic results include CABG, a highly invasive open surgical procedure, and percutaneous transluminal coronary angioplasty ("balloon angioplasty") as well as other percutaneous catheter-based procedures including stenting and atherectomy. Prior to the late 1970's, CABG was the only alternative for treating coronary artery disease that did not respond to non-invasive therapy. Since its clinical introduction in 1978, balloon angioplasty, either alone or in conjunction with stents, has emerged as the principal less invasive alternative to CABG. Industry estimates in 1997 indicate that there are approximately 540,000 CABG procedures performed annually worldwide, with approximately 320,000 of those occurring in the United States. Industry sources estimate that there are approximately 675,000 balloon angioplasty, stenting and atherectomy procedures performed annually worldwide, including approximately 425,000 such procedures in the United States. In addition, minimally invasive forms of CABG have been recently introduced and continue to be developed. These procedures attempt to reduce the invasiveness of CABG by minimizing the size of the incisions required.

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

PRODUCTS AND TECHNOLOGY

         The Company has introduced two PVS product families, the Prostar and Techstar. Prostar products provide two sutures for closing arterial access sites ranging in diameter from 7 French ("F") to 11F. Techstar products are single-suture devices for suturing 6F and 7F arterial access sites.

         PROSTAR PRODUCTS. The Prostar products are single-use, hand-held medical devices which consist of a four-needle, two-suture Prostar PVS device and a Perclose Knot Pusher. Prostar products are currently marketed worldwide in the 8F and 10F sizes and used to close arterial access sites following balloon angioplasty, stenting and atherectomy procedures.

         At the end of the catheterization procedure, the introducer sheath used in the procedure is removed utilizing a standard over-the-wire exchange technique. Next, the flexible sheath of the PVS device is inserted in the artery over a guidewire. The unique design of the device allows the physician to maintain hemostasis throughout the procedure. Properly positioned, the pull handle is drawn away from the patient, deploying the needles and sutures. As the needles advance toward the artery wall, they are guided by a ramp that precisely positions the needles around the arterial access site. The needles are captured in the barrel of the device which also positions the needles for removal. Two needles, each attached to the end of a single suture, will create one surgical stitch. The needles are removed from the device and detached from the sutures, which are then tied in a standard surgical square knot. The device is removed and the knots are advanced to the arterial access site with the Perclose Knot Pusher. The knots can be further secured with additional throws, which are also advanced with the Knot Pusher.

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

CLINICAL AND REGULATORY STATUS

         In April 1997, the Company received PMA approval for commercial sale in the United States of its Prostar 9F and 11F products. In November 1997, the Company received PMA supplement approval for commercial sale in the United States of its Techstar 6F and Techstar XL 6F products. In January 1998 the Company received PMA supplement approval for the Prostar Plus 8F and 10F and Prostar XL 8F products for commercial sale in the United States. In September 1998, the Company received PMA supplement approval for commercial sale in the United States of its Prostar XL 10F product. In May 1999, the Company filed a PMA supplement application for the Closer 6F for use after diagnostic angiograms to the FDA for commercial sale in the United States.

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

         The Company has received regulatory approval to market the Prostar and Techstar products in Japan and has completed a clinical trial in Japan that will form the basis for an application for reimbursement approvals in the Japanese health care system. There can be no assurance that such reimbursement approvals will be obtained in a timely manner or at all. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors Affecting Future Operating Results--Government Regulation."

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

These distributors also typically market other medical products, although the Company generally seeks to obtain covenants from its distributors prohibiting them from marketing medical devices that compete directly with the Company's products. The Company's distributors typically purchase the Company's products at a discount from the end user list price and resell the products to hospitals and clinics. Sales to international distributors are denominated in U.S. dollars, except to the Company's German and French distributors. The distributor and end-user price varies from country to country. Because international sales comprise only a relatively small percentage of the Company's net revenues, foreign currency exchange risks are not material to the Company's business.

         For fiscal years 1999 and 1998, no single customer contributed 10% or more of the Company's net revenues.

RESEARCH AND DEVELOPMENT

         The Company's research and development activities are performed by an internal research and development staff. The Company has a three-part strategy in research and development. First, the Company continues to enhance its existing PVS products to maintain its technological leadership in percutaneous vascular surgery. Second, the Company plans to apply its core technology to the closure of other arterial access sites including those for vascular grafts, treatment of abdominal aortic aneurysms and cardiac pulmonary support procedures. Third, the Company is applying its core technology to other high value surgical areas such as coronary anastomosis with its Heartflo system. Research and development expenses for fiscal 1997, 1998 and 1999 were $4.7 million, $5.4 million and $8.0 million, respectively.

The Company is developing a new generation of PVS product trademarked as the Closer-TM-. The Company has recently completed a 200 patient, randomized multi-center clinical trial for this product and has submitted a PMA supplement application to the FDA for the purpose of obtaining approval to market this product in the United States.

MANUFACTURING

         The Company currently manufactures its PVS products in a Class 10,000 clean room facility in Redwood City, California. The Company purchases components from various suppliers and relies on single sources for several parts. To date, the Company has not experienced any significant adverse affects resulting from shortages of components. Delays associated with any future part shortages, particularly as the Company scales up its manufacturing activities in support of commercial sales in the United States and for international distributor orders, would have a material adverse effect on the Company's business, financial condition and results of operations. Manufacturers often encounter difficulties in scaling up production of new products, including problems involving production yields, quality control and assurance, component supply and lack of qualified personnel. Difficulties encountered by the Company in manufacturing scale-up could have a material adverse effect on its business, financial condition and results of operations. The Company has only recently begun manufacturing its products in large-scale commercial quantities.

         The Company is also required to register as a medical device manufacturer with the FDA and to list its products with the FDA. As such, the Company is subject to inspections by the FDA for compliance with the FDA's good manufacturing practices ("GMP") and other applicable regulations. In addition, in connection with international sales, the Company is required to comply with GMP requirements and ISO 9001 standards. These standards require that the Company maintain processes and documentation in a prescribed manner with respect to manufacturing, testing and quality control activities. Failure to either attain or maintain compliance with the applicable regulatory requirements or standards of various regulatory agencies would have a material adverse effect on the Company's business, financial condition and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors Affecting Future Operating Results--Manufacturing Experience and Scale-Up Risk."

         In November 1997, Perclose undertook a voluntary manufacturer's recall of specific lots of Techstar XL 6F PVS products. The Company traced the problem resulting in the recall to a defective mold. The problem was not attributable to a design defect. The Company is not aware any adverse patient consequences resulting from these product performance issues. The recall and replacement had only an immaterial effect on its results of operations during the third and fourth quarters of fiscal 1998. However, there can be no assurance that future product problems necessitating recalls will not arise in the future, and any such future recall could have a material adverse effect on the Company's business, financial condition and results of operations.

COMPETITION

         Competition in the emerging market for arterial access site closure devices is intense and is expected to continue to increase. The Company believes its principal competition will come from conventional manual compression devices, mechanical compression devices and collagen plug closure devices. Conventional compression products are marketed by several companies that supply C-clamp closure devices. C.R. Bard markets the Femostop compression arch, a cuff that imposes pressure on the access site. Several new collagen-based closure devices have been developed in response to the need for improved methods of arterial access site closure following catheterization procedures. These collagen plug devices are delivered through a sheath and placed at the site of the femoral artery puncture. These collagen plugs rely on the body's clotting function, which is enhanced by the presence of collagen, and may still require external pressure to achieve closure of the arterial access site. In contrast, the Company's percutaneous vascular surgery products provide a mechanical suture closure which aids in the natural healing process and, like open surgical repair, do not rely on the body's clotting function. Datascope and Kensey Nash Corporation have received PMA approval from the FDA for products that use collagen plugs to achieve hemostasis. A subsidiary of St. Jude Medical, Inc. has exclusive worldwide distribution rights to the Kensey Nash device. Several other companies are reported to be developing or have tried to develop arterial closure devices, some of which have an established presence in the field of interventional cardiology, including Boston Scientific Corporation, C.R. Bard, United States Surgical Corporation and Guidant Corporation. In addition, several companies are developing fibrin sealants for use as arterial access site closure devices. The Company believes that the primary competitive factors in the market for arterial closure devices are clinical need, complication rates, efficacy, time to patient ambulation and discharge, ease of use and price. In addition, the length of time required for products to be developed and to receive regulatory and, in some cases, reimbursement approvals are important competitive factors.

         Competition in the market for conventional and emerging minimally invasive CABG surgical devices is also intense and is expected to increase. In September 1997 United States Surgical Corporation received FDA approval to market an anastomosis device. The Company believes that other companies, including major cardiovascular device companies focused on both the conventional and minimally invasive CABG markets, are currently attempting to develop anastomosis devices.

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

         In addition, the medical device market is generally characterized by rapid and significant technological change and frequent emergence of new technologies, products and procedures. There can be no assurance that any such new technologies, products or procedures will not reduce the number of coronary catheterization or CABG procedures performed. The Company's success will also depend in part on its ability to respond quickly to medical and technological changes through the development and introduction of new products. Product development involves a high degree of risk and there can be no assurance that the Company's new product development efforts will result in any commercially successful products. The Company believes it competes favorably with respect to these factors, although there is no assurance that it will be able to continue to do so. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors Affecting Future Operating Results--Competition and Risk of Technological Obsolescence."

PATENTS AND PROPRIETARY RIGHTS

         Perclose's policy is to protect its proprietary position by, among other methods, filing United States and foreign patent applications to protect technology, inventions and improvements that are important to its business. The Company has nine issued United States patents covering certain aspects of the percutaneous suturing technology used in the Company's PVS products and has exclusive licenses under four additional issued patents relating to a different method of percutaneous suturing. The Company has nine United States patent applications pending in the areas of device design, percutaneous suturing for vascular puncture sites and accessory devices. The Company has also licensed, on a nonexclusive basis, certain coating technology used in its products. Under the license, the Company is obligated to pay royalties on sales of products using this coating technology. The Company has filed two United States patent applications covering its anastomosis products and intends to file additional patents in the future. The Company has also filed several international patent applications corresponding to certain of its United States patent applications.

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

         In March 1998, the Company was sued for patent infringement by a competitor, Kensey Nash Corporation and that competitor's marketing partner at the time, Sherwood Medical Company (a subsidiary of Tyco International, Ltd.). The suit, filed in U.S. District Court for the Eastern District of Pennsylvania, asserts that Perclose PVS devices infringe a 1997 Kensey Nash patent. In May 1998, the Company countersued Kensey Nash Corporation, Sherwood Medical Company and Tyco International (U.S.) Inc. ("Tyco") (dba The Kendall Company) claiming the patent on which Kensey Nash Corporation and Sherwood Medical Company sued is invalid and not infringed and also claiming that these counterdefendants have engaged in antitrust and unfair competition violations.

         In March 1999, Tyco sold the marketing rights to the competitive product to St. Jude Medical, Inc. The case is presently set for trial in September 1999. The Company believes that the case is without merit and intends to defend itself and its intellectual property rights vigorously. Based on currently available information, the Company believes that the resolution of this matter will not have a material adverse effect on the business, financial condition or results of operations of the Company. However, there can be no assurance that this matter will not be determined adversely to the Company and any adverse determination could have such a material adverse effect on the Company's business, financial condition and results of operations. For information regarding this lawsuit, see "Legal Proceedings."

         In the event a third party has filed a patent application relating to an invention claimed in a Company patent application, the Company may be required to participate in an interference proceeding declared by the USPTO to determine priority of invention, which could result in substantial uncertainties and costs to the Company, even if the eventual outcome is favorable to the Company. There can be no assurance that any patents issued to the Company would be held valid by a court of competent jurisdiction.

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

         The Company is also required to register as a medical device manufacturer with the FDA and state agencies, such as the CDHS, and to list its products with the FDA. The Company has been inspected by both the FDA, the CDHS and international regulatory authorities for compliance with the FDA's QS Reg. and other applicable regulations that require the Company to manufacture its products according to elaborate testing, control activities documentation and other quality assurance procedures. Further, the Company is required to comply with various FDA requirements for design, safety, advertising and labeling. In March 1999, the Company moved to a new manufacturing and headquarters facility in Redwood City, California and has received all federal, state and international certifications and authorizations to manufacture products from this facility.

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

         The Company, through its Japanese distributor, has received regulatory approval for commercial sale of its products in Japan and has completed clinical trials in Japan that will form the basis of an application for reimbursement approvals in the Japanese health care system. There can be no assurance such approvals will be obtained in a timely manner or at all. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors Affecting Future Operating Results--Government Regulation."

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

         In international markets, market acceptance of the Company's products may be dependent in part upon the availability of reimbursement within prevailing health care payment systems. However, in general, hospitals using the Company's products do not receive specific, cost-based, direct reimbursement for the use of Perclose PVS products. Reimbursement and health care payment systems in international markets vary significantly by country. The main types of health care payment systems in international markets are government sponsored health care and private insurance. Although not as prevalent as in the United States, health maintenance organizations are emerging in certain European countries. In Japan, the Company has completed a clinical study to support governmental reimbursement approvals. The application for reimbursement has been submitted to the Japanese government, however, the Company may not receive reimbursement approvals in Japan in a timely manner, or at all. The Company may seek additional international reimbursement approvals, although there can be no assurance that any such approvals will be obtained in a timely manner, or at all, and failure to receive additional international reimbursement approvals could have an adverse effect on market acceptance of the Company's products in the international markets in which such approvals are sought. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors Affecting Future Operating Results--Uncertainty of Third Party Reimbursement."

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

EMPLOYEES

         As of March 26, 1999, the Company had 274 full-time employees. Approximately 30 persons were engaged in research and development activities, 120 persons were engaged in manufacturing and manufacturing engineering, 28 persons were engaged in quality assurance and regulatory affairs, 76 persons were engaged in sales and marketing and 20 persons were engaged in general and administrative functions. No employees are covered by collective bargaining agreements, and the Company believes it maintains good relations with its employees. The Company is dependent upon a number of key management and technical personnel, and the loss of services of one or more key employees could have a material adverse effect on the Company.

ITEM 2. PROPERTIES

         The Company leases an approximately 80,000 square foot, two-building facility in Redwood City, California. This facility includes an environmentally controlled, Class 10,000 clean room for device assembly together with warehouse, laboratory and office space. The lease will expire in 2008. Additionally, several leases for approximately 31,000 square feet of space are in effect through September 1999 relating to the Company's prior facilities in Menlo Park, California.

ITEM 3. LEGAL PROCEEDINGS

         In March 1998, the Company received a patent infringement complaint stating that it is being sued by Kensey Nash Corporation of Exton, Pennsylvania, and Sherwood Medical Company of St. Louis, Missouri. Sherwood Medical Company was Kensey Nash's marketing partner for its Angioseal product at the time the suit was filed and is a subsidiary of Tyco International, Ltd. The suit, filed in U.S. District Court for the Eastern District of Pennsylvania, asserts that Perclose PVS devices infringe a 1997 Kensey Nash patent. The Company has responded to the patent infringement complaint filed by Kensey Nash Corporation and Sherwood Medical Company.

         In its response in May 1998, to the complaint, Perclose denies that its Prostar and Techstar devices infringe the Kensey Nash patent. In addition, Perclose seeks a declaration from the Court that Perclose does not infringe the Kensey Nash patent, and that the patent is both invalid and unenforceable. At the same time, the Company countersued Kensey Nash Corporation, Sherwood Medical Company and Tyco claiming the patent on which Kensey Nash Corporation and Sherwood Medical Company sued is invalid and not infringed and also claiming conterdefendants have engaged in antitrust and unfair competition violations. In March 1999, Tyco sold the marketing rights to Kensey Nash's Angio Seal product to St. Jude Medical, Inc. The case is presently set for trial in September 1999. Management believes the patent infringement complaint is without merit and intends to defend itself and its intellectual property rights vigorously.

         Based on currently available information, the Company believes that the resolution of this matter will not have a material adverse effect on the business, financial condition or results of operations of the Company. However, there can be no assurance that this matter will not be determined adversely to the Company and any adverse determination could have such a material adverse effect on the Company's business, financial condition and results of operations. See --"Factors Affecting Future Operations Results--Reliance on Patents and Protection of Proprietory Technology."

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1999.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

         The Company's Common Stock is traded on the Nasdaq Stock Market under the symbol PERC. The number of record holders of the Company's Common Stock at May 24, 1999 was approximately 198. The approximate number of beneficial owners at May 24, 1999 was 4,062. The Company has not paid any dividends since its inception and does not intend to pay any dividends in the foreseeable future. The following table sets forth, for each quarterly period indicated, the high and low sales price for the Common Stock as reported by the Nasdaq Stock Market.


                                                       HIGH          LOW
                                                       ----          ---
FISCAL YEAR ENDED MARCH 1997
Quarter Ended June 1996........................... $    24 3/4    $ 20 1/2
Quarter Ended September 1996......................      23 1/4      13
Quarter Ended December 1996.......................      24 1/4      16
Quarter Ended March 1997..........................      27 1/2      19

FISCAL YEAR ENDED MARCH 1998
Quarter Ended June 1997...........................      27 1/4      20
Quarter Ended September 1997......................      27 3/8      21
Quarter Ended December 1997.......................      27 1/2      18
Quarter Ended March 1998..........................      32 3/8      17 3/4

FISCAL YEAR ENDED MARCH 1999
Quarter Ended June 1998...........................      31 15/16    22 21/32
Quarter Ended September 1998......................      30 1/4       9 3/8
Quarter Ended December 1998.......................      38 1/16     13 3/8
Quarter Ended March 1999..........................      50          31 3/8

ITEM 6. SELECTED FINANCIAL DATA


                                 PERCLOSE, INC.
                      SELECTED CONSOLIDATED FINANCIAL DATA
                      (In thousands, except per share data)

                                                                        YEARS ENDED MARCH 31,
                                                                        ---------------------
                                                         1995        1996        1997       1998        1999
                                                         ----        ----        ----       ----        ----
   STATEMENTS OF OPERATIONS DATA:
     Net revenues................................     $    178     $ 2,457    $  4,456   $ 10,631     $43,340
     Gross profit (loss).........................       (1,971)     (2,315)       (247)     2,848      29,361
     Income (loss) from operations...............       (7,192)     (8,860)    (11,293)   (15,131)      4,251
     Net income (loss)...........................     $ (6,993)    $(8,084)   $ (9,658)  $(13,796)    $ 5,544

     Basic earnings (loss) per common share......     $(5.13) (1)  $ (1.76)   $  (1.02)  $  (1.38)    $  0.51
     Diluted earnings (loss) per common share....     $(5.13) (1)  $ (1.76)   $  (1.02)  $  (1.38)    $  0.47
     Shares used in computing basic earnings
       (loss) per share..........................        1,362       4,584       9,471      9,967      10,829
     Shares used in computing diluted
       earnings (loss) per share.................        1,362       4,584       9,471      9,967      11,725

                                                                           MARCH 31,
                                                                           ---------
                                                       1995        1996       1997        1998        1999
                                                       ----        ----       ----        ----        ----
BALANCE SHEET DATA:
     Cash, cash equivalents and short-term
       investments...............................     $8,127     $37,857     $27,672     $31,581    $30,197
     Total assets................................     10,949      40,916      32,514      40,451     49,590
     Current liabilities.........................      1,315       1,905       2,903       3,509      4,675
     Long-term obligations.......................        593         511         228          --         --
     Total stockholders' equity..................     $9,041     $38,500     $29,383     $36,942    $44,915

 (1) Pro forma net loss per share for 1995 was $(1.56) computed assuming the conversion of preferred stock outstanding.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         Perclose, Inc. (the "Company") designs, manufactures and markets less invasive medical devices that automate the surgical closure or connection of blood vessels. The Company's first product family, the Prostar and Techstar products, which are marketed worldwide, surgically close the arterial access site in the femoral artery after catheterization procedures such as angioplasty, stenting, atherectomy and diagnostic angiography. A second group of products, The Heartflo System, is under development and is designed to automate the surgical connection of blood vessels in conventional and minimally invasive coronary artery bypass surgery.

         The Company commenced international shipments of its first Prostar and Techstar Percutaneous Vascular Surgery ("PVS") products in December 1994 and July 1995, respectively. During fiscal year

1998, the Company received several FDA pre-market approvals ("PMA") and PMA supplement approvals for commercial sale in the United States of various versions of its Prostar and Techstar products.

         The Company's fiscal year ends on the last Friday in March. The Company's fiscal quarters end on the Friday closest to the end of each calendar quarter. Fiscal years 1999, 1998 and 1997 ended on March 26, 1999, March 27, 1998 and March 28, 1997, respectively.

         This Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements that involve risks and uncertainties. Discussions containing forward-looking statements may be found in the preceding material as well as in the material set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations". We use words such as believes, intends, expects, anticipates, plans and similar expressions to identify forward-looking statements. You should not place undo reliance on these forward-looking statements. Our actual results can differ materially from those anticipated in the forward-looking statements for many reasons including the risks described under the "Factors Affecting Operating Results" section of "Management's Discussion and Analysis of Financial Condition and Results of Operations".

RESULTS OF OPERATIONS

FISCAL YEARS 1999 AND 1998

         REVENUES. Net revenues for fiscal year 1999 increased 308% to $43.3 million from $10.6 million for fiscal year 1998. The increase in revenues was primarily due to significant increased penetration of the domestic market following receipt of FDA pre-market approval of the Company's Prostar and Techstar families of products during fiscal 1998. Introductions of new generations of these products also contributed to the sales increase. New account growth was the primary factor, however, higher sales volume among previously established domestic accounts also played an important role. Domestic revenues for fiscal year 1999 increased 331% to $38.9 million from $9.0 million for fiscal year 1998. Domestic sales as a percentage of total net revenue for fiscal year 1999 increased to 90% from 85% for fiscal year 1998. International sales as a percentage of total net revenue for fiscal year 1999 decreased to 10% from 15% for fiscal year 1998. Prices remained relatively stable throughout the year in both international and domestic markets. Combined shipments of Prostar and Techstar units increased to approximately 190,000 units for fiscal year 1999 from 54,000 units for fiscal year 1998. Sales of Prostar and Techstar products accounted for 33% and 67%, respectively, of net revenues for fiscal year 1999; and 46% and 54%, respectively, of net revenues for fiscal year 1998.

         GROSS PROFIT. Cost of goods sold for fiscal year 1999 increased 80% to $14.0 million from $7.8 million for fiscal year 1998. Gross profit as a percentage of net revenue for fiscal year 1999 increased to 68% from 27% for fiscal year 1998. The increase was primarily the result of a decrease in the unit cost of product shipped from approximately $144 per unit in fiscal year 1998 to approximately $72 per unit in fiscal year 1999. Fiscal year 1998 was a transitional year for the Company as new products were transferred from research and development to manufacturing. Cost of goods included material, labor and overhead costs to set up new production lines and train manufacturing employees. During fiscal year 1999, the manufacturing process experienced less transition in its production activity and had higher volumes to absorb manufacturing overhead. The volume of units produced increased to 206,000 for fiscal year 1999 from 76,000 in fiscal year 1998, an increase of 171%. These increased volumes, together with improvements in manufacturing process efficiencies, were responsible for the reduction in per unit costs.

         RESEARCH AND DEVELOPMENT. Research and development expenses increased 46% to $8.0 million for fiscal year 1999 from $5.4 million for fiscal year 1998. The increase in research and development costs was attributable to a 57% increase in headcount resulting in higher payroll expense. In addition, materials and services associated with prototype builds increased significantly due to an accelerated development schedule for the Company's next generation of PVS product, known as the Closer. The

Company recently completed a clinical trial for this product and has submitted a PMA supplement application to the FDA to obtain approval to market this product for certain indications in the United States. FDA approval of a PMA supplement will be required for U.S. commercial sales of this product.

         SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased 37% to $17.2 million for fiscal year 1999 from $12.5 million for fiscal year 1998. The increase was primarily due to the expansion of the Company's domestic sales force which resulted in both higher payroll-related costs as well as increased travel-related expenses and increased spending on promotional support and training materials to assist the sales force in acquiring and training new accounts. Total selling, general and administrative expenses are expected to increase significantly during fiscal 2000 as a result of further increases in field training personnel and from anticipated increases in legal costs associated with the Company's defense of a patent infringement suit.

         INTEREST INCOME AND EXPENSE. Interest income increased 13% to $1.7 million for fiscal year 1999 from $1.5 million for fiscal year 1998. The increase was attributable to a higher average balance of cash and short-term investments in fiscal year 1999 as compared to the prior year. Interest expense decreased 91% to $17,000 for fiscal year 1999 from $186,000 for fiscal year 1998. The decrease was primarily attributable to the expiration of most of the Company's equipment leases during fiscal year 1999.

FISCAL YEARS 1998 AND 1997

         REVENUES. Net revenues for fiscal year 1998 increased 139% to $10.6 million from $4.5 million in fiscal year 1997. Domestic sales comprised 85% of net revenue for fiscal year 1998. There were no domestic sales in fiscal year 1997. International sales for fiscal year 1998 decreased 64% from fiscal year ended 1997 primarily as a result of an increased emphasis by the Company on the commercial launch of the Company's PVS products in the United States. This involved a diversion of several international sales employees to the United States sales efforts, a reorganization and termination of sales personnel in Europe and changes in international sales management. The above factors resulted in lower sales volume in Europe.

         COST OF GOODS SOLD. Cost of goods sold for fiscal year 1998 increased 65% to $7.8 million for fiscal year 1998 from $4.7 million for fiscal year 1997. Gross profit increased to $2.8 million for fiscal year 1998 from a negative gross profit of $200,000 for fiscal year 1997. Gross profit increased to 27% of net revenues for fiscal year 1998 from a negative gross profit for fiscal year 1997. The increase in gross profit resulted primarily from higher average selling prices from direct sales to U.S. customers in fiscal year 1998. All sales in fiscal year 1997 were to international distributors at lower prices than direct customer prices in the U.S. In addition, the increase in sales and production volumes contributed to reductions in fixed overhead cost per unit and enabled the Company to achieve improvements in manufacturing efficiency.

         RESEARCH AND DEVELOPMENT. Research and development expenses increased 15% to $5.4 million for fiscal year 1998 from $4.7 million for fiscal year 1997. The increase in research and development costs resulted primarily from a higher allocation of expenses related to engineers shared by the manufacturing and research departments. This increase was partially offset by a decrease in clinical trial expense, which was $1.3 million for fiscal year 1997 and $64,000 for fiscal year 1998.

         SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased 99% to $12.5 million for fiscal year 1998 from $6.3 million for fiscal year 1997. The increase was primarily due to the hiring of a sales force in the United States just prior to the start of fiscal year 1998.

         INTEREST INCOME AND EXPENSE. Interest income decreased 16% to $1.5 million for fiscal year 1998 from $1.7 million for fiscal year 1997 primarily due to the lower average cash and short-term investments balances in fiscal year 1998. The proceeds of the Company's common stock offering, which closed in November 1997, provided the Company with a higher level of interest income for the remaining four months of fiscal year 1998. Interest expense increased 56% to $186,000 for fiscal year 1998 from $118,000 for fiscal year 1997 primarily as the result of higher interest payments on equipment leases during fiscal 1998.

INCOME TAXES

         The income tax provision for fiscal year 1999 of $292,000 is attributable to current income taxes and consists principally of state and federal minimum taxes. No income tax provision was recorded for fiscal years 1998 and 1997 as the Company did not have taxable income. No income tax benefit has been recorded for the net operating losses or other deferred tax assets in fiscal years 1999, 1998 and 1997.

         As of fiscal year end 1999, the Company had net operating loss carryforwards for federal and state tax purposes of approximately $31.0 million and $7.0 million, respectively, which will expire from 1999 through 2012 if not utilized. At March 31, 1999, the Company also had research and development tax credit carryforwards of approximately $400,000 and $350,000, respectively, for federal and state tax purposes expiring from 2007 through 2014 if not utilized. As of fiscal year end 1999 the future use of the net operating loss and tax credit carryforwards are not subject to material limitations resulting from the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions.

         The following table sets forth unaudited selected consolidated quarterly statement of operations data. The financial statements from which these data have been derived were prepared on substantially the same basis as the audited financial statements and include all adjustments, consisting only of normal recurring adjustments, that are considered necessary for a fair presentation of the Company's results of operations for each quarter. The quarterly statement of operations data include the same adjustments that are reflected in the financial statements included in this Report on Form 10-K. Results of operations for any quarter are not necessarily indicative of the results of operations to be expected in any future period.

                                 PERCLOSE, INC.
           UNAUDITED SELECTED CONSOLIDATED QUARTERLY FINANCIAL DATA


                                                  QUARTERS ENDED:                                       QUARTERS ENDED:
                                     --------------------------------------------------  -----------------------------------------
                                         JUN. 30,    SEP. 30,   DEC. 31,     MAR. 31,    JUN. 30,   SEP. 30,  DEC. 31,  MAR. 31,
                                          1998         1998       1998         1999        1998      1998      1998       1999
                                          ----         ----       ----         ----        ----      ----      ----       ----
                                           (In thousands, except per share data)              (As a percentage of net revenues)
STATEMENTS OF OPERATIONS DATA:
 Net revenues ......................... $  8,364     $  9,123    $ 11,564     $ 14,289     100%       100%     100%       100%
 Gross profit .........................    5,174        5,853       8,230       10,104      62%        64%      71%        71%

 Research and development .............    1,629        1,883       2,125        2,320      19%        21%      18%        16%
 Selling, general and administrative ..    3,633        3,629       4,684        5,207      43%        40%      41%        36%

 Income (loss) from operations ........      (88)         341       1,421        2,577      (1)%        4%      12%        18%

 Net income ........................... $    283     $    755    $  1,691     $  2,815       3%         8%      15%        20%


Basic earnings per common share ....... $   0.03     $    0.07   $     0.16   $   0.26
Diluted earnings per common
   share .............................. $   0.02     $    0.07   $     0.14   $   0.23
Shares used in computing basic
   earnings per share .................   10,752       10,817      10,810       10,938
Shares used in computing diluted
   earnings per share .................   11,425       11,271      11,761       12,221

LIQUIDITY AND CAPITAL RESOURCES

         The Company's net cash provided by operating activities was $3.8 million for fiscal year 1999 compared to net cash used in operating activities of $15.0 million and $8.5 million for fiscal years 1998 and 1997, respectively. The Company became profitable during fiscal year 1999 which resulted in net income of $5.5 million compared to losses during fiscal years 1998 and 1997 of $13.8 million and $9.7 million, respectively. This current year profitability was the primary factor resulting in the generation of cash provided by operating activities for fiscal year 1999.

         The Company's net cash used by investing activities was $11.6 million in fiscal year 1999 compared to net cash provided by investing activities of $5.3 million and $1.9 million in fiscal years 1998 and 1997, respectively. In fiscal year 1999, net purchases of short-term investments were $4.5 million compared to net proceeds from short-term investments of $6.7 million in fiscal year 1998 and $3.1 million in fiscal year 1997. In fiscal 1999, the Company generated cash from its operating activities and therefore was able to reinvest the cash from maturing securities. Additions to property, plant and equipment totaled $4.6 million for fiscal year 1999 of which $2.4 million related to building improvements for the Company's new facility. The balance of the cash spent on capital equipment was used primarily to purchase machinery required to support the increased manufacturing and prototyping volume of the Company. Capital equipment purchases were $1.7 million and $1.3 million for fiscal years 1998 and 1997, respectively.

         Other assets increased by $2.4 million for fiscal year 1999 primarily as a result of a $518,000 security deposit and a $1.0 million certificate of deposit for the establishment of a $1.0 million letter of credit made in connection with the Company's new facility lease which was entered into in June 1998. The new lease has a ten year term. The letter of credit designates the landlord as beneficiary and provides that the landlord may draw down the letter of credit in the amount equal to any default under the lease. The letter of credit will be required for a minimum of eighteen months; upon the Company's achievement of certain financial criteria, the letter of credit and related certificate of deposit will be released. The facility lease agreement also requires the security deposit of $518,000 to be held by the lessor for the term of the lease. In March 1999, the Company subleased to a third party approximately 13,000 square feet of space in its new facility. The term of the lease is for one year and includes a renewal option.

         Net cash provided by financing activities was $1.9 million in fiscal year 1999 compared to $20.3 million in fiscal year 1998 and net cash used of $538,000 in fiscal year 1997. During fiscal year 1999, proceeds of $2.7 million resulting from the issuance of common stock were partially offset by the Company's stock repurchase of 56,800 shares of its common stock at a cost of $857,000. Net cash generated by financing activities during fiscal year 1998 was primarily attributable to net proceeds of $19.4 million from a common stock offering and $1.5 million from other issuances of common stock. The Company's principal source of liquidity as of fiscal year ended March 1999 consisted of cash, cash equivalents and short-term investments of $30.2 million. The Company believes that its cash resources at fiscal year ended March 1999 in addition to the cash the Company expects to generate from operations, should be sufficient to meet the Company's capital needs for the foreseeable future.

YEAR 2000 COMPLIANCE STATUS OF PLAN, COSTS AND CONTINGENCY PLAN

         The Company is aware of software compatibility issues associated with existing computer systems as the year 2000 approaches. The "year 2000 problem" is pervasive and complex, as virtually every computer operation will be affected in some way by the rollover of the two-digit year value from 99 to 00. The issue is whether computer systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail.

         The Company recognizes the importance of the Year 2000 issue and has assigned a project leader to supervise an assessment of the Company's Year 2000 readiness. The scope of the Year 2000 readiness effort includes computer software and hardware, electronic data interchange, manufacturing and lab equipment, facilities systems and utilities, as well as supplier readiness. The Company has reviewed the Year 2000 issue as it may affect the Company's business activities. The Company has purchased its internal manufacturing and financial information systems, and installs on an ongoing basis all updates and patches as they are released by the suppliers to make certain that the Company's systems and software are up-to-date and Year 2000 compliant according to supplier representations. The Company has received Year 2000 compliance certifications from all software vendors from whom the Company has purchased software. The Company is in the process of replacing most of its hardware, specifically system servers and desktop work stations. The new equipment will facilitate Year 2000 readiness, however, the equipment is being acquired for the purpose of replacing older computers. These expenditures would have been required even if the Year 2000 issue were not a concern. All hardware and software are currently being internally tested by the Company's internal computer staff. Final testing is expected to be completed by July 1999. The Company is relying on the certification of its suppliers and internal confirmatory testing to ensure Year 2000 compliance relating to computer hardware and software.

         The product which the Company manufactures is a mechanical device which does not contain software components. Therefore date sensitivity is not an issue. The Company believes that it has no material exposure to contingencies directly related to the Year 2000 issue for the products it has sold or will sell in the future. As of fiscal year ended March 1999, the Company had not incurred any expenses outside of ordinary operating expenses in connection with its Year 2000 assessment and compliance plan.

         The majority of the Company's production and manufacturing equipment is non-date dependent table top equipment. The manufacturing equipment that has date dependent functions have been certified by their vendors as Year 2000 compliant.

         The Company recently leased an office and manufacturing headquarters facility and has installed new building systems throughout the facility. All such building systems were Year 2000 compliant as certified by the manufacturer prior to installation.

         In addition to internal Year 2000 software and equipment assessment and remediation activities, the Company has contacted its critical suppliers in order to assess their compliance. As of fiscal year ended March 1999 all but one of these suppliers contacted have responded. All responses indicate that the supplier is aware of the Year 2000 issue and intends to be compliant. With regard to the one supplier who has not yet responded, if there is any question as to a supplier's ability to provide product after December 31, 1999, then a joint effort will be made between quality assurance and the materials group to assist that supplier in achieving compliance or qualify another supplier. There can be no absolute assurances that there will not be a material adverse effect on the Company if third parties do not convert their systems in a timely manner and in a way that is compatible with the Company's systems. Any Year 2000 compliance problem of either the Company, its suppliers, or customers could materially adversely affect the Company's business, results of operations, cash flows, financial condition and prospects. However, based on currently available information, the Company does not believe that the Year 2000 matters discussed above related to internal systems or products sold to customers will have a material adverse impact on the Company's business, financial condition or results of operations.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

         The Company is exposed to financial market risks, including changes in interest rates and foreign currency fluctuations.

         INTEREST RATE RISK. The Company's cash equivalents and short-term investments are subject to market risk, primarily interest-rate and credit risk. The Company's investments are managed by outside professional managers within investment guidelines set by the Company. Such guidelines include security type, credit quality and maturity and are intended to limit market risk by restricting the Company's investments to high quality debt instruments with relatively short-term maturities. Based upon the weighted average duration of the Company's investments at fiscal year end 1999, a 1% (100 basis points) increase in short-term interest rates would result in a decrease in market value of the Company's investments totaling approximately $180,000. However, because the Company's debt securities are carried as available for sale, no gains or losses are recognized by the Company due to changes in interest rates unless such securities are sold prior to maturity. The Company generally holds securities until maturity and carries the securities at amortized cost, which approximates fair market value.

         FOREIGN CURRENCY RISK. International revenues from the Company's foreign distributors comprised 10% of total revenues for the fiscal year 1999. With the exception of the German and French distributors, sales are denominated in U.S. dollars. Combined French and German sales for fiscal year 1999 comprised 7% of the Company's net revenue. The Company experienced an immaterial amount of transaction gains and losses through fiscal year 1999. The Company is also exposed to foreign exchange rate fluctuations as the financial results of its German subsidiary are translated into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall expected profitability. The net effect of foreign exchange rate fluctuations on the Company during fiscal year 1999 was not material.

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

UNCERTAINTY RELATING TO NEW PRODUCT DEVELOPMENT. The markets in which the Company participates are characterized by rapid innovation and development and introduction of new products. Accordingly, the Company must innovate and develop new products to maintain and enhance its market position. The Company is currently developing the Heartflo System, which is designed to enable cardiac surgeons to automate the rapid placement of sutures in blood vessels during coronary artery bypass graft surgery. This product is currently under development and has not yet entered human clinical trials. The Company is also developing a new generation PVS product, known as the Closer. The Company has recently completed a clinical trial for this product and has submitted a PMA supplement application to the FDA for the purpose of obtaining approval to market this product in the United States. The product development process is time-consuming and costly, and there can be no assurance that product development will be successfully completed, that necessary regulatory clearances or approvals will be granted by the FDA on a timely basis, or at all, or that the potential products will achieve market acceptance. Failure by the Company to develop, obtain necessary regulatory clearances or approvals for, or successfully market potential new products could have a material adverse effect on the Company's business, financial condition and results of operations.

HISTORY OF LOSSES AND LIMITED HISTORY OF PROFITABILITY. The Company has a limited history of profitability. The Company experienced significant operating losses through fiscal year 1998 and has an accumulated deficit of approximately $36.2 million as of fiscal year end 1999. Although the Company recorded net income for each of the four quarters in fiscal year 1999, there can be no assurance that the Company will be able to increase its level of profitability or to sustain profitability. Failure to increase or sustain the level of profitability could have a material adverse effect on the Company's future operating results.

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

         Sales of medical devices outside of the United States are subject to international regulatory requirements that vary from country to country. The time required to obtain approval for sale internationally may be longer or shorter than that required for FDA approval, and the requirements may differ. The Company has obtained the certifications necessary to enable the CE mark to be affixed to the Company's Prostar and Techstar products for commercial sales in member countries of the European Union. The Company has not obtained all other such international certifications and there can be no assurance it will be able to do so in a timely manner. The Company has received regulatory approval to market the Prostar and Techstar products in Japan. The Company, through its Japanese distributor has completed a clinical trial in Japan that will form the basis of an application for reimbursement approvals in the Japanese health care system. There can be no assurance Japanese reimbursement approvals will be obtained in a timely manner or at all.

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

         In November 1997, Perclose voluntarily recalled specific lots of Techstar XL 6 french ("F") PVS products. The Company traced the problem resulting in the recall to a defective mold. The problem was not attributable to a design defect. The Company is not aware of any adverse patient consequences resulting from these product performance issues. The recall and replacement had only an immaterial effect on its results of operations during the third and fourth quarters of fiscal year 1998. However, there can be no assurance that future product problems necessitating recalls will not arise in the future, and any such future recall could have a material adverse effect on the Company's business, financial condition and results of operations.

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

         In March 1998, the Company was sued for patent infringement by a competitor, Kensey Nash Corporation and that competitor's marketing partner at the time, Sherwood Medical Company (a subsidiary of Tyco International, Ltd.). The suit, filed in U.S. District Court for the Eastern District of Pennsylvania, asserts that Perclose PVS devices infringe a 1997 Kensey Nash patent. In May 1998, the Company counter-sued Kensey Nash Corporation, Sherwood Medical Company and Tyco International (U.S.) Inc. ("Tyco") (dba The Kendall Company) claiming the patent on which Kensey Nash Corporation and Sherwood Medical Company sued is invalid and not infringed and also claiming counter-defendants have engaged in antitrust and unfair competition violations. In March 1999, Tyco sold the marketing rights to the competitive product to St. Jude Medical, Inc. The case is presently set for trial in September 1999. The Company believes that the case is without merit and intends to defend itself and its intellectual property rights vigorously.

         The medical device industry has been characterized by extensive litigation regarding patents and other intellectual property rights. Any litigation or interference proceedings, including the proceeding currently pending against the Company, will result in substantial expense to the Company and significant diversion of effort by the Company's technical and management personnel. An adverse determination in the current pending litigation or interference proceedings to which the Company may become a party could subject the Company to significant liabilities to third parties or require the Company to seek licenses from third parties. Although patent and intellectual property disputes in the medical device area have often been settled through licensing or similar arrangements, costs associated with such arrangements may be substantial and could include ongoing royalties. Furthermore, there can be no assurance that necessary licenses would be available to the Company on satisfactory terms if at all. Adverse determinations in a judicial or administrative proceeding, including the currently pending proceedings, or failure to obtain necessary licenses could prevent the Company from manufacturing and selling its products, which would have a material adverse effect on the Company's business, financial condition and results of operations.

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

POSSIBLE VOLATILITY OF STOCK PRICE. The stock market from time to time experiences significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the market price of the Company's common stock. In addition, the market price of the Company's common stock is likely to be highly volatile. Factors such as fluctuations in the Company's operating results, announcements of technological innovations or new products by the Company or its competitors, FDA and international regulatory actions, actions with respect to reimbursement matters, developments with respect to patents or proprietary rights and related litigation to which the Company is or may become a party, public concern as to the safety of products developed by the Company or others, changes in health care policy in the United States and internationally, changes in stock market analyst recommendations regarding the Company, other medical device companies or the medical device industry generally and general market conditions may have a significant effect on the market price of the common stock.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Report of Independent Auditors and the Consolidated Financial Statements and Notes to the Consolidated Financial Statements of Perclose, Inc. that are filed as part of this Report are listed under Item 14, "Exhibits, Financial Statement Schedules, and Reports on Form 8-K" and are set forth on pages F-1 through F-19 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not Applicable

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth certain information with respect to the directors and executive officers of the Company:


NAME                               AGE                   PRINCIPAL OCCUPATION                     DIRECTOR
----                               ---                   --------------------                      SINCE
                                                                                                   -----

John B. Simpson, Ph.D., M.D.        55  Chairman, Perclose, Inc.                                    1992
                                        Professor, Stanford University
Henry A. Plain, Jr...............   41  President and Chief Executive Officer, Perclose, Inc.       1993
Coy F. Blevins...................   51  Vice President of U.S. Sales                                 --
Randolph E. Campbell.............   42  Vice President of Operations                                 --
Kenneth E. Ludlum................   46  Vice President of Finance and Administration                 --
                                        Chief Financial Officer
John G. McCutcheon...............   38  Vice President of Marketing and International Sales          --
Ronald W. Songer.................   42  Vice President of Product Development                        --
Vaughn D. Bryson.................   61  President, Life Science Advisors, LLC                       1995
Michael L. Eagle.................   52  Vice President, Manufacturing,                              1996
                                        Eli Lilly and Company
Serge Lashutka...................   52  Manager of Organizational Development, Unocal               1996
                                        Corporation
James W. Vetter, M.D.............   42  Staff Cardiologist, Sequoia Hospital Associate              1992
                                        Professor, Stanford University
Mark A. Wan......................   34  General Partner, Three Arch Partners                        1992

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

         MR. LUDLUM joined Perclose as Vice President of Finance and Administration and Chief Financial Officer in May 1996. From 1995 until joining Perclose, Mr. Ludlum was an independent business and financial consultant to health care and high growth companies. From 1993 to 1995, Mr. Ludlum was Vice President, Finance & Administration and Chief Financial Officer of RiboGene, Inc., a private biopharmaceutical company. From 1985 to 1991, Mr. Ludlum held various positions with Montgomery Securities in the health care finance group, most recently as Partner. Mr. Ludlum holds a B.S. in business from Lehigh University and an M.B.A. from Columbia Business School.

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

         DR. VETTER is a co-founder of the Company and has served as a director of the Company and as a consultant and medical advisor to the Company since its inception. Since 1989, Dr. Vetter has served as a Physician-Partner at Cardiovascular Medicine and Coronary Interventions, Inc. and as a Staff Cardiologist at Sequoia Hospital in Redwood City, California. Dr Vetter is an associate professor of clinical medicine at Stanford University.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") requires the Company's executive officers and directors and persons who own more than ten percent of a registered class of the Company's equity securities to file an initial report of ownership on Form 3 and changes in ownership on Form 4 or Form 5 with the Securities and Exchange Commission (the "SEC") and the National Associates of Securities Dealers, Inc. Executive officers, directors and greater than ten percent stockholders are also required by SEC rules to furnish the Company with copies of all
Section 16(a) forms they file.

         Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons, the Company believes that with respect to fiscal year 1999, all filing requirements applicable to its officers, directors and ten percent stockholders were complied with except that the Company failed to file on behalf of Mark A. Wan, a timely Form 4 with respect to one disposition transaction.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION TABLES

         SUMMARY COMPENSATION TABLE. The following table sets forth certain compensation paid by the Company to the Chief Executive Officer and the four other most highly compensated executive officers of the Company for services rendered during each of the fiscal years 1997, 1998 and 1999:

                                     SUMMARY COMPENSATION TABLE

                                                                                  LONG TERM
                                                                                 COMPENSATION
                                                                                 ------------
                                                                                  SECURITIES
                                                                                  UNDERLYING
                                          FISCAL      ANNUAL COMPENSATION          OPTIONS           ALL OTHER
      NAME AND PRINCIPAL POSITION          YEAR     SALARY ($)      BONUS        (# OF SHARES      COMPENSATION
      ---------------------------          ----     ----------      -----        ------------      ------------
Henry A. Plain, Jr.....................    1999    $ 282,596   $       --            101,000       $      659 (1)
  President and Chief                      1998      243,846        21,000           62 ,000              733 (1)
  Executive Officer                        1997      215,000        19,250             9,000              770 (1)

Coy F. Blevins.........................    1999      169,558   $       --             55,891            6,950 (2)
  Vice President of Sales                  1998      140,640        20,000            21,000           20,671 (3)
                                           1997      107,246        11,000            24,500           51,412 (4)
Kenneth E. Ludlum......................    1999      176,615   $       --            120,500              659 (1)
  Vice President of Finance and            1998      158,404        12,000            36,000              759 (1)
  Administration,                          1997      127,154        11,000            84,500            1,260 (1)
  Chief Financial Officer
John G. McCutcheon.....................    1999      169,558   $       --             73,500              650 (1)
  Vice President of                        1998      146,521        20,000            31,000              733 (1)
  International Sales and Marketing        1997      113,090        11,000            34,500              736 (1)

Ronald W. Songer.......................    1999      158,500   $       --             60,500              650 (1)
  Vice President of                        1998      142,616        12,000            21,000              692 (1)
  Product Development                      1997      125,577        11,000            24,500              770 (1)
------------------------

(1)  Consists of life insurance premiums paid by the Company.
(2) Consists of automobile allowance totaling $6,300 and life insurance premiums totaling $650, all paid by the Company.
(3) Consists of commissions totaling $15,092, automobile allowance totaling $4,846, and life insurance premiums totaling $733, all paid by the Company.
(4) Consists of commissions totaling $43,600, automobile allowance totaling $6,300 and life insurance premiums totaling $1,512, all paid by the Company.

         OPTION GRANTS IN LAST FISCAL YEAR. The following table sets forth information with respect to each grant of stock options made during the fiscal year ended March 26, 1999 to each executive officer named in the Summary Compensation Table above. All of the option grants set forth below were made in connection with the Company's September 1998 stock option repricing whereby the original options were canceled and replaced by the grant of new options.

                                         OPTION GRANTS IN FISCAL 1999


                                                     % OF TOTAL
                                     NUMBER           OPTIONS                                POTENTIAL REALIZABLE
                                 OF SECURITIES       GRANTED TO  EXERCISE                      VALUE AT ASSUMED
                                   UNDERLYING        EMPLOYEES    OR BASE                     PRICE APPRECIATION
                                    OPTIONS          IN FISCAL   PRICE (1)   EXPIRATION      FOR OPTION TERM (2)
NAME                            GRANTED (1)(3)          YEAR      ($/SH)        DATE          5% ($)       10% ($)
----                            --------------          ----      ------        ----          ------       -------
Henry A. Plain, Jr.............          2,625         0.2         11.50     02/18/07         15,359        37,230
                                         3,881         0.2         11.50     07/15/07         24,044        58,944
                                         6,119         0.4         11.50     07/15/07         37,910        92,935
                                         6,375         0.4         11.50     02/18/07         37,301        90,416
                                        11,530         0.7         11.50     01/31/06         57,478       135,346
                                         3,890         0.2         11.50     01/21/08         25,871        64,362
                                        46,110         2.8         11.50     01/21/08        306,658       762,907
                                        18,470         1.1         11.50     01/31/06         92,075       216,812
                                           709         0.0         11.50     05/05/07          4,274        10,421
                                         1,291         0.1         11.50     05/05/07          7,782        18,975

Coy F. Blevins.................            105         0.0         11.50     05/05/07            633         1,543
                                        15,378         1.0         11.50     01/21/08        102,273       254,435
                                         2,515         0.2         11.50     02/18/07         14,715        35,670
                                         7,109         0.4         11.50     07/22/06         38,165        91,039
                                         4,622         0.3         11.50     01/21/08         30,739        76,473
                                         7,500         0.5         11.50     01/31/06         37,388        88,039
                                         1,751         0.1         11.50     02/18/07         10,245        24,834
                                         2,749         0.2         11.50     02/18/07         16,085        38,989
                                         2,891         0.2         11.50     07/22/06         15,520        37,022
                                         7,485         0.5         11.50     02/18/07         43,795       106,159
                                           895         0.0         11.50     05/05/07          5,395        13,154
                                         2,500         0.2         11.50     09/14/08         18,081        45,820
                                           391         0.0         11.50     09/14/08          2,828         7,166

Kenneth E. Ludlum..............         14,797         0.9         11.50     01/21/08         98,409       244,822
                                        18,388         1.1         11.50     05/08/06         95,623       226,811
                                        61,612         3.8         11.50     05/08/06        320,399       759,967
                                           188         0.0         11.50     02/18/07          1,100         2,666
                                         1,000         0.1         11.50     05/05/07          6,028        14,698
                                        15,000         0.9         11.50     05/05/07         90,424       220,465
                                         5,203         0.3         11.50     01/21/08         34,603        86,086
                                         4,312         0.3         11.50     02/18/07         25,230        61,157


                                                     % OF TOTAL
                                     NUMBER           OPTIONS                                POTENTIAL REALIZABLE
                                 OF SECURITIES       GRANTED TO  EXERCISE                      VALUE AT ASSUMED
                                   UNDERLYING        EMPLOYEES    OR BASE                     PRICE APPRECIATION
                                    OPTIONS          IN FISCAL   PRICE (1)   EXPIRATION      FOR OPTION TERM (2)
NAME                            GRANTED (1)(3)          YEAR      ($/SH)        DATE          5% ($)       10% ($)
----                            --------------          ----      ------        ----          ------       -------
John G. McCutcheon ............           15,818        1.0        11.50      02/18/07            92,552     224,345
                                           4,182        0.3        11.50      02/18/07            24,469      59,313
                                           7,300        0.4        11.50      01/31/06            36,391      85,692
                                           2,084        0.1        11.50      10/06/07            13,323      32,870
                                           7,916        0.5        11.50      10/06/07            50,606     124,856
                                             895        0.0        11.50      05/05/07             5,395      13,154
                                           6,410        0.4        11.50      07/22/06            34,412      82,087
                                             105        0.0        11.50      05/05/07               633       1,543
                                           3,022        0.2        11.50      02/18/07            17,682      42,861
                                           3,590        0.2        11.50      07/22/06            19,273      45,974
                                             200        0.0        11.50      01/31/06               997       2,348
                                           1,699        0.1        11.50      01/21/08            11,299      28,111
                                          18,301        1.1        11.50      01/21/08           121,712     302,797
                                           1,478        0.1        11.50      02/18/07             8,648      20,962
                                             500        0.0        16.94      09/22/08             5,326      13,497

Ronald W. Songer...............           16,219        1.0        11.50      02/18/07            94,899     230,032
                                          15,852        1.0        11.50      01/21/08           105,425     262,277
                                           4,148        0.3        11.50      01/21/08            27,587      68,630
                                             893        0.0        11.50      05/05/07             5,383      13,125
                                          11,972        0.7        11.50      01/31/06            59,682     140,534
                                           3,028        0.2        11.50      01/31/06            15,095      35,544
                                           3,781        0.2        11.50      02/18/07            22,123      53,626
                                           2,145        0.1        11.50      02/18/07            12,551      30,422
                                             107        0.0        11.50      05/05/07               645       1,573
                                           2,355        0.1        11.50      02/18/07            13,779      33,401

(1) The exercise price and tax withholding obligations related to exercise may in some cases be paid by delivery of other shares or by offset of the shares subject to the options.
(2) The dollar amounts under these columns are the result of calculations at the 5% and 10% rates set by the SEC and therefore are not intended to forecast possible future appreciation, if any, of the Company's stock price. The Company did not use an alternative formula for a grant date valuation, as the Company does not believe that any formula will determine with reasonable accuracy a present value based on future unknown or volatile factors.
(3) Options generally become exercisable as to 25% of the option shares on the first anniversary of the vesting commencement date and thereafter ratably on a monthly basis, with full vesting occurring on the fourth anniversary of the vesting commencement date.

         AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END VALUES. The following table sets forth, for each of the executive officers named in the Summary Compensation Table above, information with respect to each exercise of stock options during the fiscal year ended March 26, 1999 and the value of unexercised options at March 26, 1999:

          AGGREGATED OPTION EXERCISES IN FISCAL 1999 AND YEAR-END VALUES


                                                                                        VALUE OF UNEXERCISED
                                                           NUMBER OF SECURITIES             IN-THE-MONEY
                           SHARES                         UNDERLYING UNEXERCISED          OPTIONS AT FISCAL
                        ACQUIRED ON         VALUE       OPTIONS AT FISCAL YEAR END          YEAR-END (2)
                          EXERCISE       REALIZED (1)    EXERCISABLE/UNEXERCISABLE    EXERCISABLE/UNEXERCISABLE
                       ---------------   -------------  ----------------------------  --------------------------
                            (#)              ($)                    (#)                          ($)
Henry A. Plain, Jr....             --              --         45,393 / 55,607           1,344,768 / 1,647,357
Coy F. Blevins........         21,700         312,578         26,124 / 27,676             810,471 / 819,902
Kenneth E. Ludlum.....             --              --         71,341 / 49,159           2,113,477 / 1,456,335
John G. McCutcheon ...          6,000         227,104         35,702 / 39,298           1,065,922 / 1,161,484
Ronald W. Songer                   --              --         29,203 / 31,297             865,139 / 927,174

(1) Based on the last reported sale price of the Company's Common Stock on the date of exercise.
(2) Based on a fair market value of $41.125, which was the last reported sale price of the Company's Stock on March 26, 1999.

         REPRICING OF STOCK OPTIONS. In September 1998, the Company offered employees, including executive officers, the option to exchange stock options to purchase 1,342,168 shares of common stock with exercise prices ranging from $13.75 to $30.25 per share and an aggregate exercise price of $28.6 million, for new options to purchase 1,342,168 shares with an exercise price of $11.50 per share and an aggregate exercise price of $15.4 million. All of the repriced options have vesting provisions consistent with the terms of the original option grant. In exchange for the offer to reprice stock options, employees and executive officers agreed to a moratorium on exercising repriced options until March 16, 1999.

         The following table sets forth, for the period commencing November 7, 1995 (the date of the Company's initial public offering) and ending March 26, 1999, certain information concerning the re-pricing of options held by the named executive officers and any person who was an executive officer of the Company at the time of such repricing:

                                OPTION REPRICINGS


                                                                                                        LENGTH OF
                                                NUMBER OF                            EXERCISE           ORIGINAL
                                               SECURITIES       MARKET PRICE         PRICE AT          OPTION TERM
                                               UNDERLYING       OF STOCK AT          TIME OF          REMAINING AT
                                                 OPTIONS          TIME OF          REPRICING OR          DATE OF
                                DATE OF         REPRICED         REPRICING          AMENDMENT           REPRICING OR
           NAME                REPRICING           (#)              ($)                ($)              AMENDMENT
  ------------------------    ------------    --------------    -------------     ---------------    ----------------
  Henry A. Plain, Jr.....       9/11/98        11,530              11.50              23.50          139 days
                                9/11/98        18,470              11.50              23.50          139 days
                                9/11/98         2,625              11.50              22.75          8 yrs. 157 days
                                9/11/98         6,375              11.50              22.75          8 yrs. 157 days
                                9/11/98           709              11.50              20.25          8 yrs. 233 days
                                9/11/98         1,291              11.50              20.25          8 yrs. 233 days
                                9/11/98         3,881              11.50              24.63          8 yrs. 304 days
                                9/11/98         6,119              11.50              24.63          8 yrs. 304 days
                                9/11/98         3,890              11.50              19.75          9 yrs. 129 days
                                9/11/98        46,110              11.50              19.75          9 yrs. 129 days

  Coy F. Blevins.........       9/11/98         7,500              11.50              23.50          7 yrs. 139 days
                                9/11/98         7,109              11.50              15.75          7 yrs. 311 days
                                9/11/98         2,891              11.50              15.75          7 yrs. 311 days
                                9/11/98         2,749              11.50              22.75          8 yrs. 157 days
                                9/11/98         1,751              11.50              22.75          8 yrs. 157 days
                                9/11/98         2,515              11.50              22.75          8 yrs. 157 days
                                9/11/98         7,785              11.50              22.75          8 yrs. 157 days
                                9/11/98           105              11.50              20.25          8 yrs. 233 days
                                9/11/98           895              11.50              20.25          8 yrs. 233 days
                                9/11/98         4,622              11.50              19.75          9 yrs. 129 days
                                9/11/98        15,378              11.50              19.75          9 yrs. 129 days

  Randolph E. Campbell...       9/11/98        11,842              11.50              23.50          7 yrs. 139 days
                                9/11/98         3,158              11.50              23.50          7 yrs. 139 days
                                9/11/98         2,336              11.50              22.75          8 yrs. 157 days
                                9/11/98         2,164              11.50              22.75          8 yrs. 157 days
                                9/11/98           356              11.50              20.25          8 yrs. 233 days
                                9/11/98           644              11.50              20.25          8 yrs. 233 days
                                9/11/98         8,195              11.50              19.75          9 yrs. 129 days
                                9/11/98        11,805              11.50              19.75          9 yrs. 129 days

  Kenneth E. Ludlum......       9/11/98        18,388              11.50              21.75          7 yrs. 236 days
                                9/11/98        61,612              11.50              21.75          7 yrs. 236 days
                                9/11/98           188              11.50              22.75          8 yrs. 157 days
                                9/11/98         4,312              11.50              22.75          8 yrs. 157 days
                                9/11/98         1,000              11.50              20.25          8 yrs. 233 days


                                                                                                        LENGTH OF
                                               NUMBER OF                             EXERCISE           ORIGINAL
                                               SECURITIES       MARKET PRICE         PRICE AT          OPTION TERM
                                               UNDERLYING       OF STOCK AT          TIME OF          REMAINING AT
                                                OPTIONS           TIME OF          REPRICING OR          DATE OF
                                DATE OF         REPRICED         REPRICING          AMENDMENT        REPRICING OR
           NAME                REPRICING          (#)               ($)                ($)              AMENDMENT
  ------------------------    ------------    --------------    ------------     ---------------    ----------------
  Kenneth E. Ludlum
     continued..............    9/11/98        15,000              11.50              20.25          8 yrs. 233 days
                                9/11/98         5,203              11.50              19.75          9 yrs. 129 days
                                9/11/98        14,797              11.50              19.75          9 yrs. 129 days

  John G. McCutcheon ...........9/11/98         7,300              11.50              23.50          7 yrs. 139 days
                                9/11/98           200              11.50              23.50          7 yrs. 139 days
                                9/11/98         6,410              11.50              15.75          7 yrs. 311 days
                                9/11/98         3,590              11.50              15.75          7 yrs. 311 days
                                9/11/98         1,478              11.50              22.75          8 yrs. 157 days
                                9/11/98         3,022              11.50              22.75          8 yrs. 157 days
                                9/11/98         4,182              11.50              22.75          8 yrs. 157 days
                                9/11/98        15,818              11.50              22.75          8 yrs. 157 days
                                9/11/98           105              11.50              20.25          8 yrs. 233 days
                                9/11/98           895              11.50              20.25          8 yrs. 233 days
                                9/11/98         2,084              11.50              22.63          9 yrs.  22 days
                                9/11/98         7,916              11.50              22.63          9 yrs.  22 days
                                9/11/98         1,699              11.50              19.75          9 yrs. 129 days
                                9/11/98        18,301              11.50              19.75          9 yrs. 129 days

  Ronald W. Songer .............9/11/98        11,972              11.50              23.50          7 yrs. 139 days
                                9/11/98         3,028              11.50              23.50          7 yrs. 139 days
                                9/11/98         2,355              11.50              22.75          8 yrs. 157 days
                                9/11/98         2,145              11.50              22.75          8 yrs. 157 days
                                9/11/98         3,781              11.50              22.75          8 yrs. 157 days
                                9/11/98        16,219              11.50              22.75          8 yrs. 157 days
                                9/11/98           107              11.50              20.25          8 yrs. 233 days
                                9/11/98           893              11.50              20.25          8 yrs. 233 days
                                9/11/98         4,148              11.50              19.75          9 yrs. 129 days
                                9/11/98        15,852              11.50              19.75          9 yrs. 129 days

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

         The Company has an employment agreement with Kenneth E. Ludlum, its Vice President, Finance and Administration and Chief Financial Officer. The agreement provides that in the event of a change in control of the Company, all of Mr. Ludlum's then unvested stock options will become fully vested and that, if Mr. Ludlum's employment were terminated voluntarily or involuntarily within twelve months following such change in control, he will be entitled to receive six months severance pay in the event of voluntary termination and twelve months severance pay in the event of involuntary termination. The agreement does not provide for any specified term of employment. No payments have been made to Mr. Ludlum under such agreement.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION IN COMPENSATION DECISIONS

         During the year ended March 26, 1999, Messrs. Simpson, Bryson and Wan served as the Compensation Committee of the Company's board of directors. Dr. Simpson holds options to purchase up to 60,000 shares of Common Stock of the Company. Mr. Bryson holds options to purchase up to 63,155 shares of Common Stock of the Company. Mr. Wan holds options to purchase up to 21,875 shares of Common Stock of the Company. During fiscal year 1999, the Company entered into a consulting agreement with Life Science Advisors, LLC ("LSA"). Mr. Bryson also serves as the President of LSA. During fiscal year 1999, a total of 8,155 stock options were granted to Mr. Bryson in connection with the consulting agreement. For the fiscal year ended March 31, 1999, the Company has made no payments to either LSA or the Director in connection with the consulting agreement. No member of the Compensation Committee has a relationship that would constitute an interlocking relationship with executive officers or directors of another entity.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information known to the Company with respect to the beneficial ownership of the Common Stock of the Company as of April 30, 1999, by (i) each person who is known to the Company to beneficially own more than five percent of the outstanding shares of its Common Stock, (ii) each director of the Company, (iii) each officer named in the Summary Compensation Table and (iv) all directors and executive officers as a group. Unless otherwise indicated, the address of each executive officer and director is the address of the Company's principal executive offices. A total of 11,074,101 shares of the Company's Common Stock were issued and outstanding as of April 30, 1999.


                                                                                   SHARES        APPROXIMATE
                                                                                BENEFICIALLY       PERCENT
NAME AND ADDRESS                                                                 OWNED (1)        OWNED (2)
----------------                                                                 ---------        ---------
John B. Simpson, Ph.D., M.D. (3)...........................................      1,648,884             14.8%

Putnam Investment Management, Inc. ........................................      1,197,697             10.8%
   One Post Office Square
   Boston, MA  02109

TCW Asset Management.......................................................        759,993              6.9%
   One Post Office Square
   865 South Figueroa Street
   Suite 1800
   Los Angeles, CA  90017

Deerfield Management ......................................................        600,000              5.4%
   One Post Office Square
   450 Lexington Avenue
   Suite 1450
   New York, NY  10017

Henry A. Plain, Jr. (4)....................................................        241,072              2.2%

James W. Vetter (5)........................................................        225,302              2.0%

Vaughn D. Bryson (6).......................................................         75,965               *
  800 Pembroke Court
  Vero Beach, FL  32963

Serge Lashutka (7) ........................................................         19,395               *
  Unocal Corporation
  2141 Rosecrans Avenue, Suite 4000
  El  Segundo, CA  90245

Michael L. Eagle (8).......................................................         17,395               *
  Eli Lilly and Company
  Lilly Corporate Center
  Indianapolis, IN  46285

Mark A. Wan (9)............................................................          5,318               *
  Three Arch Partners
  2800 Sand Hill Road, Suite 270
  Menlo Park, CA  94025

Ronald W. Songer (10)......................................................         97,901               *

Coy F. Blevins (11)........................................................         56,912               *

John G. McCutcheon (12)....................................................         45,093               *

Kenneth E. Ludlum (13).....................................................         77,621               *

All directors and executive officers as a group (Includes 12 persons) (14)       2,560,865             23.1%
--------------------------

 * Less than 1%.
(1) Except as indicated in the footnotes to this table, the persons or entities named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws where applicable.

(2) Percent of the outstanding shares of Common Stock, treating as outstanding all shares issuable on exercise of options held by the particular beneficial owner that are included in the first column.

(3) Includes (i) 1,202,143 shares held by the Simpson Family Trust over which Dr. Simpson and his wife hold voting and dispositive control, (ii) 49,200 shares held by the John David Simpson Trust over which Dr. Simpson and his wife hold voting and dispositive control and (iii) 356,294 shares held by Fox Hollow, Ltd. Also includes 41,247 shares issuable upon exercise of stock options exercisable within 60 days after April 30, 1999.

(4) Includes (i) 95,349 shares held by the Plain Family Trust over which Mr. Plain and his wife hold voting and dispositive control, (ii) 20,000 shares held by the Alexandra Marie Plain Trust, (iii) 20,000 shares held by the Henry Albert Plain III Trust. Also includes 48,580 shares issuable upon exercise of stock options exercisable within 60 days after April 30, 1999.

(5) Includes 30,310 shares issuable upon exercise of stock options exercisable within 60 days after April 30, 1999.

(6) Includes 30,000 shares held by the Vaughn D. Bryson Irrevocable Trust. Also includes of 45,965 shares issuable upon exercise of stock options exercisable within 60 days after April 30, 1999.

(7) Includes 17,395 shares issuable upon exercise of stock options exercisable within 60 days after April 30, 1999.

(8) Consists of 17,395 shares issuable upon exercise of stock options exercisable within 60 days after April 30, 1999.

(9) Includes 4,685 shares issuable upon exercise of stock options exercisable within 60 days after April 30, 1999.

(10) Includes 31,716 shares issuable upon exercise of stock options exercisable within 60 days after April 30, 1999.

(11) Includes 28,212 shares issuable upon exercise of stock options exercisable within 60 days after April 30, 1999.

(12) Includes 39,015 shares issuable upon exercise of stock options exercisable within 60 days after April 30, 1999.

(13) Consists of 77,621 shares issuable upon exercise of stock options exercisable within 60 days after April 30, 1999.

(14) Includes 402,783 shares issuable upon exercise of stock options exercisable within 60 days after April 30, 1999.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         During the fiscal year ended March 26, 1999, the Company made payments to the following members of its Board of Directors pursuant to consulting arrangements between the Company and such directors: John B. Simpson, Ph.D., M.D., $43,333.33 and James W. Vetter, M.D., $65,000.00.

         On August 31, 1998, the Company loaned to Ronald W. Songer, the Vice President of Product Development, the principal amount of $200,000, with interest to accrue at a rate of 5.57% per annum. The loan was subsequently paid in full in February 1999.

         In December 1998, the Company entered into a consulting agreement with Life Science Advisors, LLC ("LSA"). Vaughn D. Bryson, a member of the Company's Board of Directors, serves as President of LSA. A total of 8,155 stock options have been granted to Mr. Bryson in connection with the consulting agreement. During the fiscal year 1999, the Company made no payments to either LSA or Mr. Bryson in connection with the consulting agreement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


(a)  1.  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS                        PAGE
                                                                           ----
         Report of Ernst & Young LLP, Independent
         Auditors.......................................................   F-1
         Consolidated Balance Sheets, March 31, 1999 and 1998...........   F-2
         Consolidated Statements of Operations, Years Ended March 31,
         1999, 1998 and 1997............................................   F-3
         Consolidated Statements of Cash Flows, Years Ended
         March 31, 1999, 1998 and 1997..................................   F-4
         Consolidated Statements of Stockholders' Equity, Years Ended
         March 31, 1999, 1998 and 1997..................................   F-5
         Notes to Consolidated Financial Statements.....................   F-6

     2.  FINANCIAL STATEMENT SCHEDULES
         Schedule II--Valuation and Qualifying Accounts is listed on page F-19 of this Annual Report on Form 10-K.
         All other schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or the notes thereto.

     3.  INDEX TO EXHIBITS
         See Index to Exhibits on page 42.

(b)   REPORTS ON FORM 8-K
      The Company did not file any reports on Form 8-K during the fourth quarter of the fiscal year ended March 1999.

                                INDEX TO EXHIBITS

                                                                                                          INCORPORATING
EXHIBIT                                                                                                     REFERENCE
  NO.                  DESCRIPTION                                                                        IF APPLICABLE
-------                -----------                                                                        -------------
    3.1   Restated Certificate of Incorporation.                                                              [A]
    3.2   Bylaws of the Registrant, as amended.
    3.3   Certificate of Designations of Rights, Preferences and Privileges of Series A Participating         [B]
           Preferred Stock.
    3.4   Preferred Shares Rights Agreement, dated as of January 27, 1997.                                    [B]
    4.1   Specimen Common Stock Certificate.                                                                  [A]
   10.1   Form of Indemnification Agreement between the Company and each of its directors and officers.       [A]
   10.2   1992 Stock Plan and form of Stock Option Agreement thereunder.                                      [A]
   10.3   1995 Director Option Plan.                                                                          [A]
   10.4   1995 Employee Stock Purchase Plan and forms of agreements thereunder.                               [A]
   10.9   Shareholder Rights Agreement dated August 23, 1995 between the Registrant and certain holders       [A]
           of the Registrant's securities.
  10.10   Employment Agreement dated May 8, 1996 between the Registrant and Kenneth E. Ludlum.                [C]
  10.11   Agreement dated March 30, 1993 between the Registrant and LocalMed, Inc.                            [A]
  10.12   Promissory Note between the Registrant and John G. McCutcheon dated January 31, 1997.               [C]
  10.13   Promissory Note between the Registrant and Kenneth E. Ludlum and Judy M. Wong dated June 26, 1997.  [D]
  10.14   1997 Stock plan and Form of Stock Option Agreement.                                                 [E]
  10.15   1995 Director Option Plan, as amended to date.                                                      [I]
  10.17   Lease Agreement dated June 24, 1998 between Registrant and Seaport Centre Associates, LLC for       [G]
          facility located at 300 & 400 Saginaw Drive, Redwood City, California.
  10.18   Promissory Note between the Registrant and Ronald W. Songer dated August 31, 1998                   [H]
  10.19   Standby Letter of Credit dated July 14, 1998.                                                       [H]
  10.20   Sublease Agreement dated March 18, 1999 between Registrant and Ventis, Inc.
   23.1   Consent of Ernst & Young LLP, Independent Auditors.
   24.1   Power of Attorney-(see page 44).
   27.1   Financial Data Schedule (Edgar version only).
-------------

[A] Filed as an Exhibit to the Registrant's Registration Statement on Form S-1 (File No. 33-97128) and incorporated herein by reference.
[B] Filed as an Exhibit to the Registrant's Registration Statement of Form 8-A filed with the Securities and Exchange Commission on January 28, 1997, and incorporated herein by reference.
[C] Filed as an Exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 28, 1997 and incorporated herein by reference.
[D] Filed as an Exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 27, 1997 and incorporated herein by reference.
[E] Filed as an Exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 19, 1997 and incorporated herein by reference.
[F] Filed as an Exhibit to the Registrant's Quarterly Report on Form 10-K for the fiscal year ended March 27, 1998 and incorporated herein by reference.
[G] Filed as an Exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 26, 1998 and incorporated herein by reference.
[H] Filed as an Exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 25, 1998 and incorporated herein by reference.
[I] Filed as an Exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 25, 1998 and incorporated herein by reference.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 PERCLOSE, INC.
                                 By:
                                        ----------------------------------------
                                               Henry A. Plain, Jr.
                                          PRESIDENT AND CHIEF EXECUTIVE OFFICER

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


               SIGNATURE                                                 TITLE                                  DATE
               ---------                                                 -----                                  ----
Henry A. Plain, Jr.            President, Chief Executive Officer and Director                             June 24, 1999
                               (Principal Executive Officer)

Kenneth E. Ludlum              Vice President, Finance and Administration and Chief Financial Officer      June 24, 1999
                               (Principal Financial and Accounting Officer)

Michael L. Eagle               Director                                                                    June 24, 1999

Vaughn D. Bryson               Director                                                                    June 24, 1999

Serge Lashutka                 Director                                                                    June 24, 1999

John B. Simpson, Ph.D., M.D.   Director                                                                    June 24, 1999

James W. Vetter, M.D.          Director                                                                    June 24, 1999

Mark A. Wan                    Director                                                                    June 24, 1999

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Perclose, Inc.

         We have audited the accompanying consolidated balance sheets of Perclose, Inc. as of March 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended March 31, 1999. Our audits also included financial statements schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Perclose, Inc. at March 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

San Jose, California
April 28, 1999

                                                  PERCLOSE, INC.

                                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands, except share and par value data)


                                                                                          MARCH 31,
                                                                                  --------------------------
                                                                                     1999          1998
                                                                                  ------------  ------------
                                                   ASSETS
Current assets:
   Cash and cash equivalents....................................................    $  7,333      $ 13,232
   Short-term investments.......................................................      22,864        18,349
   Accounts receivable, net of allowance for returns and doubtful
    accounts of $301 in 1999 and 1998 ..........................................       7,762         3,455
   Inventories..................................................................       2,549         1,619
   Prepaid expenses.............................................................         689           628
                                                                                  ------------  ------------
      Total current assets......................................................      41,197        37,283

Equipment and leasehold improvements, net.......................................       5,767         2,277
Officer notes receivable........................................................         200           600
Other assets....................................................................       2,426           291
                                                                                  ------------  ------------
Total assets....................................................................    $ 49,590      $ 40,451
                                                                                  ============  ============

                                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable.............................................................    $  1,717      $    782
   Accrued compensation.........................................................       1,886         1,202
   Accrued warranty.............................................................          45           191
   Other accrued expenses.......................................................         995           955
   Notes payable................................................................          32           379
                                                                                  ------------  ------------
      Total current liabilities.................................................       4,675         3,509

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $0.001 par value:
     Authorized shares: 5,000,000                                                         --            --
  Common stock, $0.001 par value
     Authorized shares: 30,000,000
      Issued and outstanding shares: 11,035,422 in 1999 and 10,731,089 in 1998..          11            11
   Additional paid-in capital...................................................      81,427        79,433
   Accumulated other comprehensive income (loss)................................         (31)           --
   Accumulated deficit..........................................................     (36,219)      (41,763)
   Deferred compensation........................................................        (273)         (739)
                                                                                  ------------  ------------
Total stockholders' equity......................................................      44,915        36,942
                                                                                  ------------  ------------
Total liabilities and stockholders' equity......................................    $ 49,590      $ 40,451
                                                                                  ============  ============

                                                    See accompanying notes.

                                                     PERCLOSE, INC.

                                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                        (In thousands, except per share amounts)


                                                                                     YEARS ENDED MARCH 31,
                                                                        ----------------------------------------------
                                                                             1999            1998            1997
                                                                        --------------  --------------  --------------
Net revenues..........................................................       $ 43,340       $ 10,631         $ 4,456
Cost of goods sold....................................................         13,979          7,783           4,703
                                                                        --------------  --------------  --------------
Gross profit (loss)...................................................         29,361          2,848            (247)

Operating expenses:
   Research and development...........................................          7,957          5,449           4,745
   Selling, general and administrative................................         17,153         12,530           6,301
                                                                        --------------  --------------  --------------
      Total operating expenses........................................         25,110         17,979          11,046
                                                                        --------------  --------------  --------------

Income (loss) from operations.........................................          4,251        (15,131)        (11,293)

Other income (expense):
   Interest income ...................................................          1,662          1,466           1,747
   Interest expense...................................................            (17)          (186)           (118)
   Other income (expense).............................................            (60)            55               6
                                                                        --------------  --------------  --------------
      Total other income..............................................          1,585          1,335           1,635
                                                                        --------------  --------------  --------------

Income (loss) before income taxes.....................................          5,836        (13,796)         (9,658)

Provision for income taxes............................................            292             --              --
                                                                        --------------  --------------  --------------

Net income (loss).....................................................       $  5,544       $(13,796)        $(9,658)
                                                                        ==============  ==============  ==============

Basic earnings (loss) per common share................................       $   0.51       $  (1.38)        $ (1.02)
                                                                        ==============  ==============  ==============

Diluted earnings (loss) per common share..............................       $   0.47       $  (1.38)        $ (1.02)
                                                                        ==============  ==============  ==============

Shares used in computing basic earnings (loss) per share..............         10,829          9,967           9,471
                                                                        ==============  ==============  ==============

Shares used in computing diluted earnings (loss) per share............         11,725          9,967           9,471
                                                                        ==============  ==============  ==============

                                                    See accompanying notes.

                                                      PERCLOSE, INC.

                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      (In thousands)


                                                                                         YEARS ENDED MARCH 31,
                                                                            -------------------------------------------------
                                                                                1999              1998             1997
                                                                            --------------   ---------------  ---------------
OPERATING ACTIVITIES
   Net income (loss).......................................................     $  5,544         $ (13,796)       $  (9,658)
  Adjustments to reconcile net income (loss) to net cash provided by
        (used in) operating activities:
      Depreciation and amortization........................................        1,519             1,523              668
      Deferred compensation amortization...................................          466               324              262
        Compensation expense related to consultants' stock options.........          147                --               --
  Changes in operating assets and liabilities:
      Accounts receivable..................................................       (4,307)           (1,925)            (606)
      Inventories..........................................................         (930)             (875)            (214)
      Prepaid expenses.....................................................         (196)           (1,078)              (5)
      Accounts payable.....................................................          935               359              105
       Accrued compensation................................................          684               350              438
      Accrued warranty.....................................................         (146)             (133)             245
      Accrued clinical trial costs.........................................           --              (310)             310
      Other accrued expenses...............................................           40               537              (18)
                                                                            --------------   ---------------  ---------------
        Net cash provided by (used in) operating activities................        3,756           (15,024)          (8,473)

INVESTING ACTIVITIES
   Purchases of short-term investments.....................................      (16,869)          (17,864)         (22,443)
   Proceeds from sales and maturities of short-term investments............       12,323            24,587           25,551
   Purchases of equipment and leasehold improvements.......................       (4,604)           (1,690)          (1,333)
   Other assets............................................................       (2,405)              217              109
                                                                            --------------   ---------------  ---------------
        Net cash provided by (used in) investing activities................      (11,555)            5,250            1,884

FINANCING ACTIVITIES
   Payments under notes payable............................................         (347)             (377)            (365)
   Proceeds from issuance of common stock, net of issuance costs...........        2,704            20,906              227
   Repurchase of common stock..............................................         (857)               --               --
   Repayment of and (issuance of) officer notes receivable.................          400              (200)            (400)
                                                                            --------------   ---------------  ---------------
        Net cash provided by (used in) financing activities................        1,900            20,329             (538)
                                                                            --------------   ---------------  ---------------

   Net increase (decrease) in cash and cash equivalents....................       (5,899)           10,555           (7,127)

   Cash and cash equivalents at beginning of year..........................       13,232             2,677            9,804
                                                                            --------------   ---------------  ---------------
   Cash and cash equivalents at end of year................................     $  7,333         $  13,232        $   2,677
                                                                            ==============   ===============  ===============

  Supplemental disclosures of cash flow information:
   Cash paid for interest..................................................     $    251         $      32        $      68
   Cash paid for income taxes..............................................     $    200         $      --        $      --
  Non-cash financing activities:
   Issuance of common stock for license agreement..........................     $     --         $      48        $      --

                                                    See accompanying notes.

                                                  PERCLOSE, INC.

                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                  (In thousands)


                                                                        ACCUMULATED
                                          COMMON STOCK      ADDITIONAL     OTHER                                     TOTAL
                                          ------------       PAID-IN   COMPREHENSIVE  ACCUMULATED    DEFERRED    STOCKHOLDERS'
                                         SHARES  AMOUNT      CAPITAL   INCOME (LOSS)    DEFICIT     COMPENSATION    EQUITY
                                         ------  ------      -------   -------------    -------     ------------    ------
Balance at April 1, 1996 .............    9,502   $  10      $57,372      $  (128)     $(18,309)     $  (445)      $ 38,500
Net loss .............................       --      --           --           --        (9,658)          --         (9,658)
Unrealized gain on short-term ........       --      --           --           51            --           --             51
   investments                                                                                                     --------
Comprehensive income (loss) ..........                                                                               (9,607)
                                                                                                                   --------
Issuance of common stock under
   employee stock purchase and option
   plans, net of repurchases .........       64      --          227           --            --           --            227
Deferred compensation related to
   cancellation of stock options .....       --      --         (193)          --            --          193             --
Deferred compensation related to
   consultants' stock options ........       --      --          903           --            --         (903)            --
Amortization of deferred compensation
   related to stock options ..........       --      --           --           --            --          263            263
                                      ---------------------------------------------------------------------------------------
Balance at March 31, 1997 ............    9,566      10       58,309          (77)      (27,967)        (892)        29,383
Net loss .............................       --      --           --                    (13,796)          --        (13,796)
Unrealized gain on short-term ........       --      --           --           77            --           --             77
   investments                                                                                                     --------
Comprehensive income (loss) ..........                                                                              (13,719)
                                                                                                                   --------
Issuance of common stock under
   employee stock purchase and option
   plans .............................      163      --        1,489           --            --           --          1,489
Issuance of common stock in connection
   with a public offering, net of
   issuance costs of $1,583 ..........    1,000       1       19,416           --            --           --         19,417
Issuance of common stock for payment
   of license ........................        2      --           48           --            --           --             48
Deferred compensation related to
   consultants' stock options ........       --      --          171           --            --         (171)            --
Amortization of deferred compensation
   related to stock options ..........       --      --           --           --            --          324            324
                                      ---------------------------------------------------------------------------------------
Balance at March 31, 1998 ............   10,731      11       79,433           --       (41,763)        (739)        36,942
Net income ...........................       --      --           --           --         5,544           --          5,544
Unrealized loss on short-term
   investments........................       --      --           --          (31)                        --            (31)
                                                                                                                   --------
Comprehensive income (loss) ..........                                                                                5,513
                                                                                                                   --------
Issuance of common stock under
   employee stock purchase and option
   plans .............................      361      --        2,704           --            --           --          2,704
Repurchase of common stock ...........      (57)     --         (857)          --            --           --           (857)
Compensation expense related to
   consultants' stock options ........       --      --          147           --            --           --            147
Amortization of deferred compensation
   related to stock options ..........       --      --           --           --            --          466            466
                                      ---------------------------------------------------------------------------------------
Balance at March 31, 1999 ............   11,035   $  11      $81,427      $   (31)     $(36,219)     $  (273)      $ 44,915
                                      =======================================================================================

                                                    See accompanying notes.

                                 PERCLOSE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


ORGANIZATION.

          Perclose, Inc. (the "Company") was incorporated in California in March 1992 and was reincorporated in Delaware in October 1995. The Company is a medical device company which designs, manufactures and markets less invasive vascular surgical devices for closing femoral artery access sites following angioplasty and angiography procedures. The Company commenced initial sales of its products to customers in Europe and Canada during the fourth quarter of fiscal year 1995. Sales in the United States began in the first quarter of fiscal year 1998.

         The Company's first product family, the Prostar-Registered Trademark- and Techstar-Registered Trademark- products, which are marketed worldwide, surgically close the arterial access site in the femoral artery after catheterization procedures such as angioplasty, stenting, atherectomy and diagnostic angiography. A second group of products, The Heartflo-TM-System, is under development and is designed to automate the surgical connection of blood vessels in conventional and minimally invasive coronary artery bypass surgery.

BASIS OF PRESENTATION

         The Company's fiscal year ends on the last Friday in March. For ease of presentation, the accompanying financial statements have been shown as ending on March 31 of each year.

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

         The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of Perclose, Inc. and its wholly owned subsidiary, Perclose Deutschland, GmbH formed in June 1998. All significant intercompany balances and transactions have been eliminated in consolidation.

CURRENCY TRANSLATION

         The financial statements of the Company's non-U.S. subsidiary are translated into U.S. dollars in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation." Assets and liabilities of this subsidiary are translated at the rates of exchange in effect at the end of the period. Revenues and expenses are translated using the average exchange rates in effect during the period. Gains and losses from currency translation are included in stockholders' equity and were not material for fiscal year 1999. Foreign currency transaction gains or losses on customer accounts receivable are recognized in current operations and have not been significant to the Company's operating results.

CASH AND CASH EQUIVALENTS

         The Company invests its excess cash in government and corporate securities. Highly liquid investments with maturities of three months or less at the date of acquisition are considered by the Company to be cash equivalents. Investments with maturities beyond three months at the date of acquisition are considered to be short-term investments.

         The Company maintains its cash, cash equivalents and short-term investments in a range of fixed income securities from various issuers with original maturities not exceeding twenty four months and a minimum S&P rating of A. This diversification of risk is consistent with the Company's investment policy, which is to maintain liquidity and to ensure the safety of principal.

FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying amounts reported in the balance sheet for cash, cash equivalents and short-term investments approximate fair value. The fair value of short-term investments is based on quoted market prices.

         The carrying amount of the Company's notes payable approximates their fair value. The fair values of the Company's notes payable are estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rate for similar types of borrowing arrangements.

AVAILABLE-FOR-SALE SECURITIES

         At March 31, 1999 and 1998, all short-term investments are designated as available-for-sale. Available-for-sale securities are carried at fair value with unrealized gains and losses, net of tax, reported in accumulated other comprehensive income. The amortized cost of available-for-sale debt securities is adjusted for the amortization of premiums and the accretion of discounts to maturity. Such amortization is included in interest income.

         Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in other income and expense. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.

         The following is a summary of available-for-sale securities at March 31, 1999 (in thousands):


                                                                             GROSS
                                                         AMORTIZED        UNREALIZED       ESTIMATED FAIR
                                                           COST             LOSSES             VALUE
                                                      ----------------  ----------------  -----------------
Corporate obligations, principally commercial paper
   and corporate notes...............................       $  22,895          $   (31)         $   22,864
Money market accounts................................           4,431               --               4,431
                                                      ----------------  ----------------  -----------------
   Total.............................................       $  27,326          $   (31)         $   27,295
                                                      ================  ================  =================

Amounts included in short-term investments...........       $  22,895          $   (31)         $   22,864
Amounts included in cash and cash equivalents........           4,431               --               4,431
                                                      ----------------  ----------------  -----------------
   Total.............................................       $  27,326          $   (31)         $   27,295
                                                      ================  ================  =================

         The following is a summary of available-for-sale securities as of March 31, 1998 (in thousands):


                                                                             GROSS
                                                                          UNREALIZED
                                                         AMORTIZED           GAINS         ESTIMATED FAIR
                                                           COST             (LOSSES)            VALUE
                                                      ----------------  ----------------  -----------------
Obligations of federal government agencies...........       $   2,442        $       2          $    2,444

Corporate obligations, principally commercial paper
   and corporate notes...............................          16,905               (2)             16,903
Money market accounts................................          11,010                               11,010
                                                      ----------------  ----------------  -----------------
   Total.............................................       $  30,357        $      --          $   30,357
                                                      ================  ================  =================

Amounts included in short-term investments...........       $  18,349        $      --          $   18,349
Amounts included in cash and cash equivalents........          12,008               --              12,008
                                                      ================  ================  =================
   Total.............................................       $  30,357        $      --          $   30,357
                                                      ================  ================  =================


         Available-for-sale securities at March 31, by contractual maturity, are shown below (in thousands):


                                                                                   ESTIMATED FAIR VALUE
                                                                                    1999          1998
                                                                                -------------  ------------
Due in one year or less........................................................      $13,759      $ 24,134
Due between one and two years..................................................       13,536         6,223
                                                                                -------------  ------------
   Total.......................................................................      $27,295      $ 30,357
                                                                                =============  ============

INVENTORIES

         Inventories are stated at the lower of cost (first-in, first-out method) or market and are comprised of the following at March 31 (in thousands):


                                                                                 1999             1998
                                                                             --------------  ---------------
Raw materials...............................................................      $    700         $    409
Work-in-process.............................................................           967              552
Finished goods..............................................................           882              658
                                                                             ==============  ===============
   Total Inventory..........................................................      $  2,549         $  1,619
                                                                             ==============  ===============

EQUIPMENT AND LEASEHOLD IMPROVEMENTS

         Equipment and leasehold improvements are stated at cost.
Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets, ranging from one to five years, or over the term of the lease, if shorter. Equipment and leasehold improvements are comprised of the following at March 31 (in thousands):




                                                                                   1999            1998
                                                                               --------------  --------------
Equipment.....................................................................     $  5,520        $  3,924
Furniture and fixtures........................................................        1,069             626
Leasehold improvements........................................................        2,636             193
                                                                               --------------  --------------
                                                                                      9,225           4,743
Less accumulated depreciation and amortization................................       (3,458)         (2,466)
                                                                               --------------  --------------
   Equipment and leasehold improvements, net..................................     $  5,767        $  2,277
                                                                               ==============  ==============

OTHER ASSETS

         At March 31, 1999, the Company had approximately $1.5 million of restricted deposits associated with a lease agreement and related letter of credit for the Company's facility in Redwood City, California. At March 31, 1998, there was $108,000 of restricted deposits supporting leasehold improvements related to the Company's former facility in Menlo Park, California.

REVENUE RECOGNITION

         Revenues from sales of products are recognized at the time of shipment with allowances provided for estimated returns and warranty costs.

ADVERTISING EXPENSES

         The Company expenses the costs of advertising as incurred. Advertising expense was approximately $239,000, $132,000 and $156,000 for the fiscal years ended March 31, 1999, 1998 and 1997, respectively.

RESEARCH AND DEVELOPMENT

         Research and development costs, which include clinical testing and regulatory costs, are expensed as incurred.

ACCOUNTING FOR INCOME TAXES

         The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes." Under SFAS No. 109, the liability method is used in accounting for income taxes.

NET INCOME (LOSS) PER SHARE

         The following is a reconciliation of the numerators and denominators of the basic and diluted earnings (loss) per share ("EPS") computations (in thousands):


                                                                       FISCAL YEAR ENDED MARCH 31,
                                                                  ---------------------------------------
                                                                     1999          1998          1997
                                                                  -----------   ------------  -----------
Numerator:
   Net income (loss) for basic and diluted EPS...............         $5,544       $(13,796)    $ (9,658)
                                                                  -----------   ------------  -----------

Denominator for basic EPS -- Weighted-average  shares........         10,829          9,967        9,471

Effect of dilutive securities -- Stock options...............            896             --           --
                                                                  -----------   -----------   ------------

Denominator for diluted EPS --
   Adjusted weighted-average  shares outstanding and
   assumed conversions.......................................         11,725          9,967        9,471
                                                                  ===========   ============  ===========

         For the fiscal years ended March 31, 1998 and 1997, the effect of the assumed exercise of stock options was antidilutive, therefore basic and diluted loss per share as presented on the statements of operations are the same. For additional disclosures regarding potential dilutive stock options, see Note 5.

COMPREHENSIVE INCOME

         The Company has adopted SFAS No. 130, "Reporting Comprehensive Income" effective for the 1999 fiscal year. SFAS No. 130 establishes rules for the reporting and display of comprehensive income and its components. Specifically, SFAS No. 130 requires unrealized gains and losses on the Company's available-for-sale securities which are currently reported separately in stockholders' equity, to be included in other comprehensive income and the disclosure of total comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of SFAS No.
130. The tax effects for other comprehensive income were immaterial for all periods presented.

SEGMENT INFORMATION

         In fiscal 1999, the Company adopted SFAS No. 131, "Disclosures About Segments of An Enterprise and Related Information." SFAS No. 131 requires the Company to use the "management approach" and establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its revenues by product, revenues by geographic area and revenues by major customer. Under SFAS No. 131, the Company operates as one segment defined as Percutaneous Vascular Surgery ("PVS") products and sells its products primarily to hospitals and medical device distributors. During fiscal 1998 the Company received FDA approvals for commercial sale in the United States for the Prostar and Techstar family of products. The Company markets its products outside the United States (mainly Europe and Japan) through its sales organizations and distributors. The Company only reports profit and loss information on an aggregate basis to chief operating decision makers of the Company.

         Geographic sources of net revenues based on the location of customers are as follows (in thousands):


                                                                 FISCAL YEAR ENDED MARCH 31,
                                                      ---------------------------------------------------
                                                           1999               1998             1997
                                                      ----------------   ---------------  ---------------
United States net revenues.......................        $  38,948          $  9,035         $     --
Foreign net revenues.............................            4,392             1,596            4,456
                                                      ================   ===============  ===============
Total net revenues...............................        $  43,340          $ 10,631         $  4,456
                                                      ================   ===============  ===============

         During the fiscal year ended March 31, 1997, sales to major customers as a percentage of total revenues were 59% to a German distributor, 15% to a Japanese distributor and 15% to a French distributor. In the fiscal years ended March 31, 1999 and March 31, 1998 no single customer contributed 10% or more of the Company's net revenues.

RECENT ACCOUNTING PRONOUNCEMENT

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective for fiscal years commencing after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company currently does not make use of derivatives and management anticipates that the adoption of SFAS No. 133 will not have a significant effect on earnings or the financial position of the Company.

RECLASSIFICATIONS

         Certain prior year amounts have been reclassified to conform to the current year presentation.

2. COMMITMENTS

         In June 1998, the Company entered into a new facility lease agreement for approximately 80,000 square feet of office, laboratory, cleanroom and manufacturing space in Redwood City, California. The new lease expires in 2008. In addition to the base rent, the lease agreement requires the Company to pay taxes, insurance and maintenance expenses. Occupation of the new facility commenced in March 1999. In addition, the Company will continue to incur rent on a portion of its prior facilities through September 1999. Rental expense was approximately $1,000,000, $514,000 and $397,000 in fiscal years 1999, 1998 and 1997, respectively.

         A $1.0 million certificate of deposit for the establishment of a $1.0 million letter of credit was made in connection with the Company's new facility lease. The letter of credit designates the landlord as beneficiary and provides that the landlord may draw down the letter of credit in the amount equal to any default under the lease. The letter of credit will be required for a minimum of eighteen months; upon the Company's achievement of certain financial criteria, the letter of credit and certificate of deposit will be released. As of March 31, 1999, no amounts have been advanced to the lessor from the letter of credit.

         In March 1999, the Company entered into an agreement to sublease to a third party approximately 13,000 square feet of space in its new facility. Rental income under the sublease will total approximately $418,000 for fiscal year 2000.

         The annual minimum rental commitments under all noncancelable operating lease arrangements, exclusive of sublease income, are as follows at March 31, 1999 (in thousands):


2000.........................................................       $   2,384
2001.........................................................           2,176
2002.........................................................           2,241
2003.........................................................           2,308
2004.........................................................           2,377
Thereafter...................................................          11,145
                                                              ----------------
    Total....................................................       $  22,631
                                                              ================

3. FINANCING ARRANGEMENTS

         The Company had a $1,750,000 equipment credit and loan agreement with a bank that expired on March 31, 1996. Loans under the agreement bear interest ranging from 9.07% to 10.60% and are secured by the equipment purchased. The final maturities under the financing arrangements are $32,000 in the year ended March 31, 2000. The total value of the lease maturities has been included in current liabilities.

4. STOCKHOLDERS' EQUITY

STOCK REPURCHASE PLAN

         In September 1998, the Company's Board of Directors authorized the repurchase of up to 500,000 shares of the Company's common stock. During the fiscal year ended March 31, 1999 the Company repurchased 56,800 shares at an aggregate cost of $857,000 under this repurchase program. All of the repurchased shares were subsequently canceled and returned to the status of authorized, unissued shares.

PUBLIC OFFERING OF COMMON STOCK

         In November 1997, the Company sold a total of 1,000,000 shares of common stock at $21.00 per share. The net proceeds (after underwriters' commissions and other expenses associated with the offering) totaled approximately $19,417,000.

PREFERRED STOCK

         The Company is authorized to issue 5,000,000 shares of undesignated preferred stock. Preferred stock may be issued from time to time in one or more series. The Board of Directors is authorized to determine the rights, preferences, privileges, and restrictions granted to and imposed upon any wholly unissued series of preferred stock and to fix the number of shares of any series of preferred stock and the designation of any such series without any vote or action by the Company's stockholders. There were no shares of preferred stock issued or outstanding at March 31, 1999.

COMMON STOCK

         Shares of common stock reserved for future issuance under the Company's stock compensation plans are as follows at March 31, 1999 (in thousands):


     Stock option plans:
     Options outstanding..........................................................         1,809
     Option shares reserved for future option grants..............................           543
                                                                                   --------------
     Total shares of common stock reserved under stock option plans...............         2,352

     Shares of common stock reserved under the employee stock purchase plan.......            77
                                                                                   --------------
     Total shares of common stock reserved for future issuance....................         2,429
                                                                                   ==============

5. STOCK PLANS

STOCK OPTION PLANS

         The Company currently has three stock option plans for employees, directors and others-- the 1992 Stock Plan, the 1995 Director Option Plan and the 1997 Stock Plan.

         Under the Company's 1992 Stock Plan, the Board of Directors may grant options for the purchase of up to 2,100,000 shares of common stock by directors, employees and others. Nonqualified stock options are generally granted with an exercise price equal to the fair market value of the common stock on the date of grant but may be granted at a lower price as determined by the plan administrator. Options are exercisable at such times and under such conditions as determined by the Board of Directors. Options granted under this plan generally become exercisable over a four-year period and generally expire ten years from the date of grant. Unexercised options are canceled upon termination of employment and become available under the plan.

         Under the Company's 1995 Director Option Plan (the "1995 Plan") directors who are not employees of the Company receive options to purchase up to 15,000 shares of common stock upon joining the Board of Directors. Subsequent to receiving initial grants under the 1995 Plan, directors are eligible to receive additional discretionary grants. A total of 400,000 shares may be granted over the term of the plan. Options may only be granted at the estimated fair value of the common stock at the date of grant. Options under this plan generally become exercisable over a four-year period and generally expire ten years from the date of grant. Unexercised options are canceled upon the director leaving the Board.

         The Company's 1997 Stock Plan (the "1997 Plan") was approved by the stockholders in July 1997 and provides for awards of incentive stock options, nonqualified stock options and stock rights to employees, directors and consultants of the Company. The 1992 Plan remains in effect until it expires on its own terms and the Company will continue to grant options available thereunder. An aggregate of 500,000 shares of common stock were reserved for issuance under the 1997 Plan. The 1997 Plan provides for an annual increase on each anniversary date of the adoption of the plan of 5% of the Company's outstanding shares or such lesser amount as determined by the Board of Directors. A total of 1,040,227 shares have been reserved for issuance under the 1997 Plan. A maximum of 15,000,000 shares may be issued under the 1997 Plan over its ten year term. Nonqualified stock options are generally granted with an exercise price equal to the fair market value of the common stock on the date of grant but may be granted at a lower price as determined by the plan administrator. Options granted under this plan generally become exercisable over a four-year period and generally expire ten years from the date of grant. Unexercised options are canceled upon termination of relationship as a service provider. Stock purchase rights may be issued alone, in addition to, or in tandem with other awards granted under this plan.

REPRICING

         In January 1998, the Company offered employees, excluding executive officers, the option to exchange options to purchase 376,255 shares of common stock with an aggregate exercise price of $8,747,000 million for new options to purchase 376,255 shares with an exercise price of $19.31 per share and an aggregate exercise price of $7,267,000 million. All of the repriced options continue to vest under the original terms of the option grant. In exchange for the offer to reprice stock options, employees agreed to a moratorium on exercising repriced options until July 1, 1998. To the extent an employee voluntarily terminated employment with the Company prior to July 1, 1998, all vested shares at the date of termination relating to repriced stock options were canceled and forfeited.

         In September 1998, the Company offered employees and executive officers the option to exchange stock options to purchase 1,342,168 shares of common stock with an aggregate exercise price of $28,643,000 million for new options to purchase 1,342,168 shares with an exercise price of $11.50 per share and an aggregate exercise price of $15,435,000 million. All of the repriced options have vesting provisions consistent with the terms of the original option grant. In exchange for the offer to reprice stock options, employees agreed to a moratorium on exercising re-priced options until March 16, 1999. To the extent an employee voluntarily terminated employment with the Company prior to March 16, 1999, all vested shares at the date of termination relating to repriced stock options were canceled and forfeited.

The following table summarizes all stock option activity for the three years ended March 31, 1999:

                                                              OUTSTANDING OPTIONS
                                                           ---------------------------
                                               SHARES                      WEIGHTED
                                             AVAILABLE       NUMBER        AVERAGE
                                                FOR            OF          EXERCISE
                                               GRANT         SHARES          PRICE
                                            -------------  ------------  -------------
                                              (000'S)        (000'S)
Balance at April 1, 1996...................         338           842          $ 8.57
   Shares authorized.......................         450            --              --
   Options granted.........................        (681)          681          $21.06
   Options exercised.......................          47           (95)         $ 0.78
   Options canceled........................          32           (32)         $18.38
                                            -------------  ------------

Balance at March 31, 1997..................         186         1,396          $14.83
   Shares authorized.......................         700            --              --
   Options granted.........................      (1,021)        1,021          $20.54
   Options exercised.......................          --          (139)         $ 8.23
   Options canceled........................         493          (493)         $22.67
                                            -------------  ------------

Balance at March 31,1998...................         358         1,785          $16.45
   Shares authorized.......................         540            --              --
   Options granted.........................      (1,803)        1,803          $15.84
   Options exercised.......................          --          (331)         $ 6.56
   Options canceled........................       1,448        (1,448)         $21.08
                                            -------------  ------------

Balance at March 31,1999...................         543         1,809          $13.93
                                            =============  ============

         The following table summarizes information about stock options outstanding at March 31, 1999:

                                       OPTIONS OUTSTANDING                           OPTIONS EXERCISABLE
                        --------------------------------------------------  ---------------------------------------
                                           WEIGHTED
                            NUMBER          AVERAGE          WEIGHTED            NUMBER              WEIGHTED
RANGE OF                 OUTSTANDING       REMAINING         AVERAGE           EXERCISABLE            AVERAGE
EXERCISE                    AS OF         CONTRACTUAL        EXERCISE             AS OF              EXERCISE
PRICES                     3/31/99           LIFE             PRICE              3/31/99               PRICE
------                  ---------------  --------------  -----------------  ------------------   ------------------
                           (000's)          (years)                              (000's)
$ 0.10 - $ 6.00........            136            4.90             $ 1.28                 131                $1.08
$11.50 ................          1,206            8.21             $11.50                 434               $11.50
$13.00 -$25.00.........            263            7.72             $17.92                 151               $16.91
$26.50 -$43.75.........            199            8.88             $31.26                  40               $26.63
$44.66 -$49.62.........              5            9.95             $47.44                  --                   --
                        ===============                                     ==================
$0.10  - $49.62.........         1,809            7.97             $13.93                 756               $11.58
                        ===============                                     ==================

         At March 31, 1998 and 1997, 636,514 and 355,581 shares were exercisable at weighted average exercise prices of $11.02 and $5.87, respectively.

1995 EMPLOYEE STOCK PURCHASE PLAN

         In September 1995, the 1995 Employee Stock Purchase Plan (the "ESPP") was adopted by the Company. An aggregate of 150,000 shares of the Company's common stock have been reserved for issuance under this plan. In accordance with Section 423 of the Internal Revenue Code, this plan permits eligible employees to authorize payroll deductions of up to 15% of their base compensation to purchase shares of the Company's common stock at the lower of 85% of the fair market value of the common stock on first day of the offering period or the purchase date. For the years ended March 31, 1999, 1998 and 1997, 30,753, 23,699 and 16,689 shares, respectively, were issued under the ESPP.

DEFERRED COMPENSATION

         During the fiscal years ended March 31, 1998 and 1997 the Company recorded deferred compensation with respect to stock options granted to consultants of $171,000 and $903,000, respectively. Additionally, during fiscal 1997, the Company repurchased 47,396 shares of common stock resulting from the exercise of unvested stock options and reduced related unamortized deferred compensation by $193,000.

         Deferred compensation is amortized ratably over the period that the options vest and is adjusted for options which have been cancelled. Deferred compensation expense was $466,000, $324,000, and $263,000 for the years ended March 31, 1999, 1998 and 1997, respectively.

         During fiscal year 1999, the Company granted 35,000 options in connection with consulting agreements. The stock options were valued using the Black-Scholes option valuation model and the Company recorded $93,000 of compensation expense for fiscal year 1999. The Company expects to record compensation expense of $247,000, $247,000 and $165,000 for fiscal years 2000, 2001 and 2002, respectively.

STOCK-BASED COMPENSATION

         As permitted under SFAS No. 123, "Accounting for Stock-Based Compensation", the Company has elected to follow Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" in accounting for stock-based awards to employees and directors. Under APB No. 25, the Company generally recognizes no compensation expense with respect to such awards.

         Pro forma information regarding net income and earnings per share is required by SFAS No. 123 for awards granted after March 31, 1995 as if the Company had accounted for its stock-based awards to employees under the fair value method of SFAS No. 123. The fair value of the Company's stock-based awards to employees was estimated using the minimum value model for awards prior to the Company's initial public offering on November 7, 1995 and the Black-Scholes model subsequent to the initial public offering. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, the Black-Scholes model requires the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock-based awards to employees have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock-based awards to employees. The fair value of the Company's stock-based awards to employees was estimated assuming no expected dividends and the following weighted-average assumptions:


                                                   OPTIONS                      ESPP
                                           -------------------------  -------------------------
                                             1999    1998    1997       1999     1998    1997
                                             ----    ----    ----       ----     ----    ----
Expected life (years).....................     5.00    5.00    5.00        .50      .50    .50
Expected volatility.......................      .67     .62     .70        .94      .45    .77
Risk-free interest rate %.................     4.66    5.52    6.49       5.40     5.40   5.47

         For pro forma purposes, the estimated fair value of the Company's stock-based awards to employees is amortized over the options' vesting period (for options) and the purchase period (for stock purchases under the ESPP). The Company's pro forma information is as follows (in thousands, except for per share information):

                                                                  1999           1998            1997
                                                               ------------  -------------   -------------
Pro forma net loss............................................    $(3,494)      $(17,662)       $(11,538)
Pro forma basic and diluted net loss per share................    $ (0.32)      $  (1.77)       $  (1.22)

         The weighted average fair value of options granted during 1999, 1998 and 1997 was $9.43, $11.96 and $13.50 per share, respectively.

         The weighted average fair value of shares issued under the ESPP during 1999, 1998 and 1997 was $16.74, $8.49 and $10.79 per share, respectively.

6. INCOME TAXES

         The components of the provision for income taxes were as follows (in thousands):

                                                  1999          1998            1997
                                               ------------  ------------   -------------
Federal.................................          $  171         $  --           $  --
State...................................              86            --              --
Foreign.................................              35            --              --
                                               ------------  ------------   -------------
   Total................................          $  292         $  --           $  --
                                               ============  ============   =============

         The reconciliation of income tax expense (benefit) attributable to continuing operations computed at the U.S. federal statutory rates to income tax expense (benefit) is as follows (in thousands):

                                                                    1999          1998            1997
                                                                 ------------  ------------   -------------
Tax provision (benefit) at U.S. statutory rates.................    $ 2,043      $ (4,828)       $ (3,284)
State taxes.....................................................         56            --              --
Loss for which no tax benefit is currently recognizable.........         --         4,828           3,284
Benefit of net operating losses.................................     (1,807)           --              --
                                                                 ------------  ------------   -------------
                                                                    $   292      $     --        $     --
                                                                 ============  ============   =============

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets for federal and state income taxes are as follows (in thousands):

                                                           YEARS ENDED MARCH 31,
                                                       -----------------------------
                                                           1999            1998
                                                       --------------  -------------
         Deferred tax assets:
         Net operating loss carryforwards.............     $ 14,000       $ 13,700
         Tax credit carryforwards.....................          700            370
         Other, net...................................        2,200          2,100
                                                       -----------------------------
            Total.....................................       16,900         16,170
         Valuation allowance..........................      (16,900)       (16,170)
                                                       -----------------------------
            Net.......................................     $     --       $     --
                                                       ==============  =============


         Realization of deferred tax assets is dependent on future earnings, if any, the timing and amount of which are uncertain. Accordingly, a valuation allowance, in an amount equal to the net deferred tax asset at March 31, 1999 and 1998, has been established to reflect these uncertainties. The change in the valuation allowance was a net increase of $730,000, $5,280,000 and $3,660,000 for the fiscal years 1999, 1998 and 1997, respectively.

         At March 31, 1999 the Company had net operating loss carryforwards for federal and California tax purposes of approximately $39,000,000 and $14,000,000, respectively, which will expire from 2000 through 2012, if not utilized. At March 31, 1999, the Company also had research and development tax credit carryforwards of approximately $400,000 and $350,000, respectively, for federal and state tax purposes expiring from 2007 through 2019, if not utilized. As of March 31,1999 the future use of net operating loss and tax credit carryforwards are not subject to material limitations resulting from the ownership change limitations provided by the Internal Revenue Code and similar state provisions.

         Included in the valuation allowance is $3,000,000 related to the exercise of stock options which are not reflected as an expense for financial reporting purposes. Accordingly, any future reduction in the valuation allowance related to this amount will be credited directly to equity and not reflected as an income tax benefit in the statement of operations.

7. EMPLOYEE BENEFIT PLAN

         The Company adopted the Perclose 401(k) Retirement Plan to provide retirement benefits for its employees in December 1994. As allowed under
Section 401(k) of the Internal Revenue Code, the plan provides tax-deferred salary deductions for eligible employees. Full time employees who are at least 21 years of age are eligible to participate in the next quarter enrollment period. Participants may make voluntary contributions to the plan up to 15% of their compensation, subject to certain Internal Revenue Service restrictions. The Company does not provide a matching contribution at this time.

8. CONCENTRATIONS OF CREDIT AND OTHER RISKS

         The Company operates in a single industry segment and sells its products primarily to hospitals and medical device distributors. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. There have been no material losses on customer receivables.

DEPENDENCE ON PROSTAR AND TECHSTAR PRODUCTS

         The Prostar and Techstar products are currently the Company's only marketed products. There can be no assurance as to when or whether the Company will receive FDA clearance or approval for sale of other products in the United States. There can be no assurance that the Company's development efforts will be successful or that any further products developed by the Company will be safe or effective, capable of being manufactured in commercial quantities at acceptable costs, approved by appropriate regulatory and reimbursement authorities or successfully marketed.

DEPENDENCE ON KEY SUPPLIERS

         The Company purchases certain key components from single source suppliers. Any significant component supply delay or interruption could require the Company to qualify new sources of supply, if available, and could have a material adverse effect on the Company's financial condition and results of operations.

9. LEGAL PROCEEDINGS

         In March 1998, the Company was sued for patent infringement by a competitor, Kensey Nash Corporation and that competitor's marketing partner at the time, Sherwood Medical Company (a subsidiary of Tyco International, Ltd.). The suit, filed in U.S. District Court for the Eastern District of Pennsylvania, asserts that Perclose PVS devices infringe a 1997 Kensey Nash patent. In May 1998, the Company counter-sued Kensey Nash Corporation, Sherwood Medical Company and Tyco International (U.S.) Inc. ("Tyco") (dba The Kendall Company) claiming the patent on which Kensey Nash Corporation and Sherwood Medical Company sued is invalid and not infringed and also claiming counter-defendants have engaged in antitrust and unfair competition violations. In March 1999, Tyco sold the marketing rights to the competitive product to St. Jude Medical, Inc. The case is presently set for trial in September 1999. The Company believes that the case is without merit and intends to defend itself and its intellectual property rights vigorously.

10. RELATED PARTY TRANSACTIONS

         In December 1998, the Company entered into a consulting agreement with Life Science Advisors ("LSA"). A member of the Company's Board of Directors also serves as the President of LSA. A total of 8,155 stock options have been granted to the director in connection with the consulting agreement. For the fiscal year ended March 31, 1999, the Company has made no payments to either LSA or the director in connection with the consulting agreement.

                                  SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS


                                           BALANCE AT
                                          BEGINNING OF                                      BALANCE AT
                                             PERIOD         ADDITIONS      DEDUCTIONS      END OF PERIOD
                                          ------------      ---------      ----------      -------------
(Year Ended March 31)
1997................................           $   20,000      $ 761,000       $ 605,000        $  176,000
1998................................           $  176,000      $ 683,000       $ 558,000        $  301,000
1999................................           $  301,000      $  29,000       $  29,000        $  301,000