Form 10-Q
period 1999-06-30
PERCLOSE INC
filed 1999-08-11
CIK 934438

-------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   -----------

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934.

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                       or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934. For the transition period from ________ to ________ .



                             Commission File Number

                                     0-26890

                                   -----------

                                 PERCLOSE, INC.
             (Exact name of registrant as specified in its charter)

                 DELAWARE                                    94-3154669
      (State or other jurisdiction of                     (I.R.S. Employer
      incorporation or organization)                    Identification No.)


    400 SAGINAW DRIVE, REDWOOD CITY, CA                      94063-4749
 (Address of principal executive offices)                    (Zip Code)

           Registrant's telephone, including area code: (650) 473-3100

                                   -----------

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days. Yes [X] No [ ]

         As of June 30, 1999, there were 11,174,966 shares of the Registrant's Common Stock outstanding.


--------------------------------------------------------------------------------

                                 PERCLOSE, INC.

                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION
                                                                                              PAGE
                                                                                              ----
         Item 1.   Financial Statements

                   Condensed Consolidated Balance Sheets as of June 30, 1999
                   and March 31, 1999......................................................     3

                   Condensed Consolidated Statements of Income for the three months
                   ended June 30, 1999 and 1998............................................     4

                   Condensed Consolidated Statements of Cash Flows for the three months
                   ended June 30, 1999 and 1998............................................     5

                   Notes to Condensed Consolidated Financial Statements....................     6

         Item 2.   Management's Discussion and Analysis of Financial Condition
                   and Results of Operations...............................................    10

         Item 3.   Quantitative and Qualitative Disclosures About Market Risk..............    19a

PART II. OTHER INFORMATION.................................................................    20

INDEX TO EXHIBITS..........................................................................    20

SIGNATURES.................................................................................    21


                                 PERCLOSE, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except par value data)


                                                                         June 30, March 31,
                                                                           1999     1999
                                                                         -------   -------
                                                                       (Unaudited)
                                     ASSETS
Current assets:
  Cash and cash equivalents...........................................  $  5,913    $ 7,333
  Short-term investments .............................................    25,128     22,864
  Accounts receivable, net ...........................................     9,937      7,762
  Inventories ........................................................     3,701      2,549
  Prepaid expenses ...................................................       874        689
                                                                         -------   --------
     Total current assets ............................................    45,553     41,197

Equipment and leasehold improvements, net ............................     6,259      5,767
Officer notes receivable .............................................       200        200
Other assets .........................................................     2,402      2,426
                                                                         -------   --------
Total assets..........................................................  $ 54,414   $ 49,590
                                                                         =======   ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable ...................................................  $  1,008   $  1,717
  Accrued compensation ...............................................     1,469      1,886
  Accrued warranty ...................................................       977         45
  Other accrued expenses .............................................     1,434        995
  Notes payable ......................................................        24         32
                                                                        --------   --------
     Total current liabilities .......................................     4,912      4,675

Commitments and contingencies:
Deferred rent ........................................................        82       --


Stockholders' equity:
  Preferred stock, $0.001 par value ..................................      --         --
  Common stock, $0.001 par value .....................................        11         11
  Additional paid-in capital .........................................    82,967     81,427
  Accumulated other comprehensive income (loss) ......................       (84)       (31)
  Accumulated deficit ................................................   (33,326)   (36,219)
  Deferred compensation ..............................................      (148)      (273)
                                                                        --------   --------

Total stockholders' equity ...........................................    49,420     44,915
                                                                        --------   --------

Total liabilities and stockholders' equity ...........................  $ 54,414   $ 49,590
                                                                        ========   ========


                             See accompanying notes.

                                 PERCLOSE, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (In thousands, except per share amounts)
                                   (Unaudited)


                                                                    Three Months Ended June 30,
                                                                    ---------------------------
                                                                        1999           1998
                                                                    -------------   -----------
Net revenues .......................................................   $ 16,045      $  8,364
Cost of goods sold .................................................      4,246         3,190
                                                                       --------      --------
Gross profit........................................................     11,799         5,174

Operating expenses:
   Research and development ........................................      2,959         1,629
   Selling, general and administrative .............................      5,937         3,633
                                                                       --------      --------
      Total operating expenses .....................................      8,896         5,262
                                                                       --------      --------

Income (loss) from operations ......................................      2,903           (88)

Other income (expense):
   Interest income, net ............................................        440           426
   Other income (expense) ..........................................       (128)          (40)
                                                                       --------      --------
      Total other income ...........................................        312           386
                                                                       --------      --------

Income before income taxes .........................................      3,215           298
Provision for income taxes .........................................        322            15
                                                                       --------      --------

Net income .........................................................   $  2,893      $    283
                                                                       ========      ========

Basic earnings per common share ....................................   $   0.26      $   0.03
                                                                       ========      ========

Diluted earnings per common share ..................................   $   0.24      $   0.02
                                                                       ========      ========

Shares used in computing basic earnings per share ..................     11,118        10,752
                                                                       ========      ========

Shares used in computing diluted earnings per share ................     12,256        11,425
                                                                       ========      ========


                             See accompanying notes.

                                 PERCLOSE, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                                              Three Months Ended June 30,
                                                                              ---------------------------
                                                                                  1999            1998
                                                                              -----------     -----------
OPERATING ACTIVITIES
   Net income ........................................................         $    2,893     $      283
   Adjustments to reconcile net income to net cash provided
      by (used in) operating activities:
      Depreciation and amortization ..................................                505            377
      Deferred compensation amortization .............................                125             84
      Compensation expense related to consultants' stock options .....                132           --
      Changes in operating assets and liabilities:
         Accounts receivable .........................................             (2,175)          (694)
         Inventories .................................................             (1,152)          (507)
         Prepaid expenses ............................................               (286)           104
         Accounts payable ............................................               (709)           124
         Accrued compensation ........................................               (417)           (12)
         Accrued warranty ............................................                932           --
         Other accrued expenses ......................................                521             (5)
                                                                               ----------     ----------
          Net cash provided by (used in) operating activities ........                369           (246)

INVESTING ACTIVITIES
   Purchases of short-term investments ...............................             (5,473)        (4,464)
   Proceeds from sales and maturities of short-term investments ......              3,156          3,583
   Purchases of equipment and leasehold improvements .................               (974)          (513)
   Proceeds from sale of fixed assets ................................                 78           --
   Other assets ......................................................                 24           (690)
                                                                               ----------     ----------
          Net cash used in investing activities ......................             (3,189)        (2,084)

FINANCING ACTIVITIES
   Payments under notes payable ......................................                 (8)          (207)
   Proceeds from issuance of common stock ............................              1,408            197
   Repayment of officer notes receivable .............................               --              200
                                                                               ----------     ----------
          Net cash provided by  financing activities .................              1,400            190
                                                                               ----------     ----------

    Net  (decrease) in cash and cash equivalents .....................             (1,420)        (2,140)

    Cash and cash equivalents at beginning of period .................              7,333         13,232
                                                                               ----------     ----------
    Cash and cash equivalents at end of period .......................         $    5,913     $   11,092
                                                                               ==========     ==========


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

         The operating results of the interim periods presented are not necessarily indicative of the results for the year ending March 31, 2000 or for any future interim period. The accompanying condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended March 31, 1999 included in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission. The accompanying balance sheet at March 31, 1999 is derived from audited financial statements at that date.

         The Company's fiscal year ends on the last Friday in March and consists of four 13 week quarters. The Company's fiscal quarters end on the Friday closest to the end of the corresponding calendar quarter. In order to keep the quarters ending at approximately the end of the calendar month, the quarter ended July 2, 1999 had 14 weeks. The three month periods shown as having ended June 30, 1999 and 1998 actually ended on July 2, 1999 and June 26, 1998, respectively. For ease of presentation, the accompanying financial statements have been shown as ending on the last day of the calendar month.

NOTE 2.  INVENTORIES

         Inventories consist of the following (in thousands):


                                                                June 30,     March 31,
                                                                  1999         1999
                                                               ----------   ----------
Raw materials ..............................................   $      900   $      700
Work-in-process ............................................        1,099          967
Finished goods .............................................        1,702          882
                                                               ----------   ----------
                                                               $    3,701   $    2,549
                                                               ==========   ==========


NOTE 3.  EARNINGS PER SHARE DATA

         The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share ("EPS") computations for the three months ended June 30, 1999 and 1998 (in thousands).


                                                                       Three Months Ended June 30,
                                                                       ----------------------------
                                                                           1999            1998
                                                                       ------------    ------------
Numerator:
   Net income for basic and diluted EPS.......................          $    2,893      $     283
                                                                       ------------    ------------

   Denominator for basic EPS-- Weighted-average shares.........             11,118         10,752

Effect of dilutive securities-- Stock options..................              1,138            673

                                                                       ------------    ------------
Denominator for diluted EPS--
   Adjusted weighted-average  shares outstanding and
   assumed conversions..........................................            12,256         11,425
                                                                       ============    ============


NOTE 4.  COMPREHENSIVE INCOME

Accumulated other comprehensive income presented in the accompanying consolidated balance sheet consists of the accumulated net unrealized gains and losses on available-for-sale marketable securities as well as net unrealized gains and losses on foreign currency translation, net of the related tax effect. The tax effects for other comprehensive income were immaterial for all periods presented.

The components of comprehensive income, net of related tax, for the three months ended June 30, 1999 and June 30, 1998 are as follows (in thousands):


                                                       Three Months Ended June 30,
                                                      ------------------------------
                                                          1999             1998
                                                      --------------  --------------
Net income .....................................         $ 2,893           $ 283
Other comprehensive income:
   Change in unrealized gain (loss) on
     available-for-sale investments.............             (51)             16
   Change in unrealized gain (loss) on foreign
     currency translation.......................              (2)              -
                                                      --------------  --------------
Comprehensive income ...........................         $ 2,840           $ 299
                                                      ==============  ==============


NOTE 5.  SEGMENT INFORMATION

The Company operates as one segment, the sale of Percutaneous Vascular Surgery products and sells these products primarily to hospitals and medical device distributors. The Company only reports profit and loss information on an aggregate basis to the chief operating decision maker of the Company. The Company markets its products outside the United States (mainly Europe and Japan) through its sales organizations and distributors.

         Geographic sources of net revenues based on the location of customers are as follows (in thousands) for the three months ended June 30, 1999 and 1998:


                                                                     Three Months Ended June 30,
                                                                     --------------------------
                                                                        1999            1998
                                                                     -----------     ----------
United States net revenues .................................         $   14,827      $    7,354

Foreign net revenues .......................................              1,218           1,010
                                                                     ----------      ----------
Total net revenues .........................................         $   16,045      $    8,364
                                                                     ==========      ==========


During the three months ended June 30, 1999 and 1998, no single customer contributed 10% or more of the Company's net revenues.

NOTE 6.  RECENT ACCOUNTING PRONOUNCEMENT

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

NOTE 7.  LEGAL PROCEEDINGS

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

         In its response in May 1998 to the complaint, Perclose denies that its Prostar and Techstar devices infringe the Kensey Nash patent. In addition, Perclose seeks a declaration from the Court that Perclose does not infringe the Kensey Nash patent, and that the patent is both invalid and unenforceable. At the same time, the Company countersued Kensey Nash Corporation, Sherwood Medical Company and Tyco claiming the patent on which Kensey Nash Corporation and Sherwood Medical Company sued is invalid and not infringed and also claiming counterdefendants have engaged in antitrust and unfair competition violations. In March 1999, Tyco sold the marketing rights to Kensey Nash's Angio Seal product to St. Jude Medical, Inc. The case's trial date is unscheduled at the current time. Management believes the patent infringement complaint is without merit and intends to defend itself and its intellectual property rights vigorously.

NOTE 8.  SUBSEQUENT EVENTS

On July 8, 1999 Abbott Laboratories, Inc. and Perclose announced that the companies had entered into a definitive agreement for Abbott to acquire Perclose in a stock-for-stock merger for $54 per share subject to a minimum of 1.1 Abbott shares and a maximum of 1.35 Abbott shares. The merger is intended to be accounted for as a pooling of interests, tax-free to Perclose shareholders, and is expected to close in the fourth quarter of calendar 1999, subject to the approval of Perclose stockholders, regulatory agencies and other customary closing conditions. The number of shares to be issued to Perclose stockholders is designed to provide $54 worth of Abbott stock for each Perclose share at the time of the merger, subject to a minimum of 1.1 and a maximum of 1.35 Abbott shares.

In early July 1999 Perclose also announced a voluntary, lot specific recall of the Techstar 6XL product. The recall is due to a manufacturing process variation that led to difficulty in deploying the needles featured in the Company's suture-based technology. Perclose plans to replace the recalled units with product in inventory. Activities associated with the recall are proceeding according to plan. The Company has an insurance policy covering the costs associated with product recalls due to, among other things, design specifications, design controls and product performance. A formal claim under this insurance policy has not yet been made for the Techstar 6XL products. The Company has accrued for the estimated costs of the product recall and recorded a receivable for the anticipated insurance proceeds for the quarter ended June 30, 1999.

In early July 1999 the Perclose Board of Directors voted to terminate the open market share repurchase program initiated in September 1998. No shares have been repurchased under this program since October 1998.

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

         The Company's fiscal year ends on the last Friday in March and consists of four 13 week quarters. The Company's fiscal quarters end on the Friday closest to the end of the corresponding calendar quarter. In order to keep the quarters ending at approximately the end of the calendar month, the quarter ended July 2, 1999 had 14 weeks. The three month periods shown as having ended June 30, 1999 and 1998 actually ended on July 2, 1999 and June 26, 1998, respectively. For ease of presentation, the accompanying financial statements have been shown as ending on the last day of the calendar month.

         On July 8, 1999 Abbott Laboratories, Inc. and Perclose announced that the companies had entered into a definitive agreement for Abbott to acquire Perclose. Under the terms of the agreement Abbott will acquire Perclose in a stock-for-stock merger for $54 per share. The merger is intended to be accounted for as a pooling of interests, tax-free to Perclose stockholders, and is expected to close in the fourth quarter of 1999, subject to the approval of Perclose stockholders, regulatory agencies and other customary closing conditions. The number of shares to be issued to Perclose stockholders is designed to provide $54 worth of Abbott stock for each Perclose share, subject to a minimum of 1.1 Abbott shares and a maximum of 1.35 Abbott shares.

RESULTS OF OPERATIONS

         REVENUES. The Company's net revenues increased 92% to $16.0 million for the three months ended June 30, 1999 from $8.4 million for the three months ended June 30, 1998. Revenue shipments of Prostar and Techstar units increased by 98% to approximately 73,000 units for the three months ended June 30, 1999 from 37,000 units for the three months ended June 30, 1998. Domestic sales as a percentage of total revenue for the three months ended June 30, 1999 increased to 92% from 88% for the three months ended June 30, 1998. Sales of Prostar and Techstar products accounted for 29% and 71%, respectively, of the net revenues for the three months ended June 30, 1999. The increase in the revenues for the first quarter of fiscal 2000 was due primarily to an increase in sales of Techstar 6F XL systems in the United States.

         GROSS PROFIT. Gross profit increased to $11.8 million for the three months ended June 30, 1999 from $5.2 million for the three months ended June 30, 1998. Gross profit increased to 74% of net revenues for the quarter ended June 30, 1999 from 62% of net revenues for the quarter ended June 30, 1998. The increase in gross profit was primarily due to increases in sales and production volumes, which contributed to reductions in fixed overhead cost per unit and enabled the Company to achieve improvements in manufacturing efficiency. Production volume of Techstar and Prostar devices increased 120% to 97,000 units for the quarter ending June 30, 1999 from 44,000 units produced during the quarter ending June 30, 1998. In addition, manufacturing process changes were implemented which resulted in a reduction of variable overhead costs. Despite the significant increase in volume, switching to a new supplier of sterilization services resulted in a cost savings in the quarter ended June 30, 1999 as compared to the quarter ended June 30, 1998. Freight costs on outgoing shipments also decreased as a result of a change in the customer shipping policy. Lastly, effective July 1, 1998 the royalty payments on shipments of Prostar were lowered.

         RESEARCH AND DEVELOPMENT. Research and development expenses increased 82% to $3.0 million for the three months ended June 30, 1999 from $1.6 million for the three months ended June 30, 1998. The increase in research and development costs was attributable to a significant increase in headcount resulting in higher payroll expenses. In addition, materials and services associated with prototype builds for the Company's next generation PVS product, the Closer occurred in the 1999 period that did not occur in the 1998 period.

         SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased 63% to $5.9 million for the three months ended June 30, 1999 from $3.6 million for the three months ended June 30, 1998. The increase was primarily due to the expansion of the Company's domestic sales force which resulted in both higher payroll-related costs as well as increased travel expenses. Headcount of the domestic sales force, including clinical specialists, almost doubled from 36 as of June 30, 1998 to 71 as of June 30, 1999. General and administrative expenses increased as a result of hiring additional support personnel for the expanded sales force and to handle the larger sales volume.

         INTEREST INCOME, NET. Net interest income increased slightly to $440,000 for the three months ended June 30, 1999 from $426,000 for the three months ended June 30, 1998. The amount of cash and short term investments and related yields did not change significantly between the two periods.

         OTHER INCOME (EXPENSE). Other expense increased to $128,000 for the three months ended June 30, 1999 from $40,000 for the three months ended June 30, 1998, primarily as a result of exchange rate losses on outstanding accounts receivable balances for the Company's German and French customers.

INCOME TAXES

         The income tax provision for the three months ended June 30, 1999 of $322,000 is attributable to current income taxes and consists of foreign taxes, state income taxes, and federal alternative minimum taxes. The income tax provision for the three months ended June 30, 1998 of $15,000 is attributable to current income taxes and consists primarily of state and federal minimum taxes.

         As of fiscal year end 1999, the Company had net operating loss carryforwards for federal and state tax purposes of approximately $31.0 million and $7.0 million, respectively, which will expire from 2000 through 2012 if not utilized. As of fiscal year end 1999 the future use of the net operating loss and tax credit carryforwards are not subject to material limitations resulting from the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's net cash provided by operating activities was $369,000 for the three months ended June 30, 1999, compared to net cash used of $246,000 for the three months ended June 30, 1998. The Company's increased profitability in the current quarter, which resulted in net income of $2.9 million compared to net income of $283,000 for the quarter ended June 30, 1998, was the main reason for the generation of cash provided by operating activities in the current three month period.

         The Company's net cash used by investing activities was $3.2 million for the three months ended June 30, 1999 compared to net cash used by investing activities of $2.1 million for the three months ended June 30, 1998. For the three months ended June 30, 1999 net purchases of short-term investments used $2.3 million in cash as compared to $881,000 of net purchases for the same period in 1998. Equipment and leasehold improvement purchases for the three months ended June 30, 1999 were $974,000, as compared to $513,000 for the three months ended June 30, 1998. The major equipment and leasehold improvement purchases for the current three month period were related to final invoices for the build out of the Company's new headquarters and manufacturing facility, as well as the acquisition of tooling for the next generation PVS product.

The Company's net cash generated by financing activities was $1.4 million for the three months ended June 30, 1999, compared to cash generated of $190,000 for the three months ended June 30, 1998. Proceeds from the issuance of common stock relating to option exercises provided $1.4 million for the current quarter compared to $197,000 for the quarter ended June 30, 1998.

         The Company's principal source of liquidity at June 30, 1999 consisted of cash, cash equivalents and short-term investments of $31.0 million versus $30.2 million at March 31, 1999.

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

         The Company recognizes the importance of the Year 2000 issue and has assigned a project leader to supervise an assessment of the Company's Year 2000 readiness. The scope of the Year 2000 readiness effort includes computer software and hardware, electronic data interchange, manufacturing and lab equipment, facilities systems and utilities, as well as supplier readiness. The Company has reviewed the Year 2000 issue as it may affect the Company's business activities. The Company has purchased its internal manufacturing and financial information systems, and installs on an ongoing basis all updates and patches as they are released by the suppliers to make certain that the Company's systems and software are up-to-date and Year 2000 compliant according to supplier representations. The Company has received Year 2000 compliance certifications from all software vendors from whom the Company has purchased software. The Company is in the process of replacing most of its hardware, specifically system servers and desktop work stations. The new equipment will facilitate Year 2000 readiness, however, the equipment is being acquired for the purpose of replacing older computers. These expenditures would have been required even if the Year 2000 issue were not a concern. All hardware and software are currently being internally tested by the Company's internal computer staff. Final testing is expected to be completed by September 1999. The Company is relying on the certification of its suppliers and internal confirmatory testing to ensure Year 2000 compliance relating to computer hardware and software.

         The product which the Company manufactures is a mechanical device which does not contain software components. Therefore date sensitivity is not an issue. The Company believes that it has no material exposure to contingencies directly related to the Year 2000 issue for the products it has sold or will sell in the future. As of fiscal quarter ended June 1999, the Company had not incurred any expenses outside of ordinary operating expenses in connection with its Year 2000 assessment and compliance plan.

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

         In addition to internal Year 2000 software and equipment assessment and remediation activities, the Company has contacted its critical suppliers in order to assess their compliance. As of fiscal quarter ended June 1999 all of these suppliers contacted have responded. All responses indicate that the supplier is aware of the Year 2000 issue and intends to be compliant. There can be no absolute assurances that there will not be a material adverse effect on the Company if third parties do not convert their systems in a timely manner and in a way that is compatible with the Company's systems. Any Year 2000 compliance problem of either the Company, its suppliers, or customers could materially adversely affect the Company's business, results of operations, cash flows, financial condition and prospects. However, based on currently available information, the Company does not believe that the Year 2000 matters discussed above related to internal systems or products sold to customers will have a material adverse impact on the Company's business, financial condition or results of operations.

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

HISTORY OF LOSSES AND LIMITED HISTORY OF PROFITABILITY. The Company has a limited history of profitability. The Company experienced significant operating losses through fiscal year 1998 and, as of June 30, 1999, had an accumulated deficit of approximately $33.3 million. Although the Company recorded net income for each quarter beginning with the first quarter in fiscal year 1999, there can be no assurance that the Company will be able to increase its level of profitability or to sustain profitability. Failure to increase or sustain the level of profitability could have a material adverse effect on the Company's future operating results.

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

In early July 1999 Perclose announced a voluntary, lot specific recall of the Techstar 6XL product. The recall is due to a manufacturing process variation that led to difficulty in deploying the needles featured in the Company's suture-based technology. Perclose plans to replace the recalled units with product in inventory. Activities associated with the recall are proceeding according to plan. The Company has an insurance policy covering the costs associated with product recalls due to, among other things, design specifications, design controls and product performance. A formal claim under this insurance policy has not yet been made for the Techstar 6XL products. The Company has accrued for the estimated costs of the product recall and recorded a receivable for the anticipated insurance proceeds for the quarter ended June 30, 1999.

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

         In March 1998, the Company was sued for patent infringement by a competitor, Kensey Nash Corporation and that competitor's marketing partner at the time, Sherwood Medical Company (a subsidiary of Tyco International, Ltd.). The suit, filed in U.S. District Court for the Eastern District of Pennsylvania, asserts that Perclose PVS devices infringe a 1997 Kensey Nash patent. In May 1998, the Company counter-sued Kensey Nash Corporation, Sherwood Medical Company and Tyco International (U.S.) Inc. ("Tyco") (dba The Kendall Company) claiming the patent on which Kensey Nash Corporation and Sherwood Medical Company sued is invalid and not infringed and also claiming counter-defendants have engaged in antitrust and unfair competition violations. In March 1999, Tyco sold the marketing rights to the competitive product to St. Jude Medical, Inc. The case's trial date is unscheduled at the current time. The Company believes that the case is without merit and intends to defend itself and its intellectual property rights vigorously.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The Company's market risk disclosures set forth in Item 7A of its Annual Report on Form 10-K for the year ended March 31, 1999 have not changed significantly.








                                       19A

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

         In its response in May 1998, to the complaint, Perclose denies that its Prostar and Techstar devices infringe the Kensey Nash patent. In addition, Perclose seeks a declaration from the Court that Perclose does not infringe the Kensey Nash patent, and that the patent is both invalid and unenforceable. At the same time, the Company countersued Kensey Nash Corporation, Sherwood Medical Company and Tyco claiming the patent on which Kensey Nash Corporation and Sherwood Medical Company sued is invalid and not infringed and also claiming counterdefendants have engaged in antitrust and unfair competition violations. In March 1999, Tyco sold the marketing rights to Kensey Nash's Angio Seal product to St. Jude Medical, Inc. The case's trial date is unscheduled at the current time. Management believes the patent infringement complaint is without merit and intends to defend itself and its intellectual property rights vigorously.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.........................   NONE

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES...................................   NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............   NONE

ITEM 5.  OTHER INFORMATION..................................................  NONE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


         a) Exhibits              The exhibits listed in the Index to Exhibits
                                  are filed as a part hereof and are
                                  incorporated by reference.

         b) Reports on Form 8-K:  The Company did not file any reports on Form
                                  8-K for the three months ended June 30, 1999.


                                INDEX TO EXHIBITS

Exhibit No.                        Description
----------                         -----------
   27.1        Financial Data Schedule (Edgar version only).



                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this 10-Q report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 13 , 1999        PERCLOSE, INC.


                              /s/ HENRY A. PLAIN, JR.
                              ----------------------------------------
                              Henry A. Plain, Jr.
                              PRESIDENT AND CHIEF EXECUTIVE OFFICER


                              /s/ KENNETH E. LUDLUM
                              ----------------------------------------
                              Kenneth E. Ludlum
                              VICE PRESIDENT FINANCE AND ADMINISTRATION,
                              CHIEF FINANCIAL OFFICER
                              (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)