Form 10-Q
period 1999-10-01
PERCLOSE INC
filed 1999-11-08
CIK 934438

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

                 FOR THE QUARTERLY PERIOD ENDED OCTOBER 1, 1999

                                       or

 [   ]    Transition  report  pursuant  to  Section 13 or  15(d) of  the
          Securities  Exchange  Act of 1934.  For the
          transition period from            to            .
                                  ----------    ----------



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

           Registrant's telephone, including area code: (650) 474-3000

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

         As of October 31, 1999, there were 11,215,582 shares of the Registrant's Common Stock outstanding.


-------------------------------------------------------------------------------

                                                    PERCLOSE, INC.

                                                  TABLE OF CONTENTS

                                                                                                                            Page
PART I.  FINANCIAL INFORMATION

            Item 1.   Financial Statements

                      Condensed Consolidated Balance Sheets as of September 30, 1999 and March 31,1999...............        3

                      Condensed Consolidated Statements of Income for the three months and six months ended
                      September 30, 1999 and 1998....................................................................        4

                      Condensed Consolidated Statements of Cash Flows for the six months ended September 30,
                      1999 and 1998..................................................................................        5

                      Notes to Condensed Consolidated Financial Statements...........................................        6

            Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations..........        10

            Item 3.   Quantitative and Qualitative Disclosures About Market Risks....................................        20

PART II.  OTHER INFORMATION..........................................................................................        21

INDEX TO EXHIBITS....................................................................................................        21

SIGNATURES...........................................................................................................        22


                                                 PERCLOSE, INC.

                                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                     (In thousands, except par value data)

                                                                            September 30,     March 31,
                                                                                1999            1999
                                                                            -------------     ---------
                                                                             (Unaudited)
                                                     ASSETS
Current assets:
  Cash and cash equivalents ..............................................     $  9,314      $  7,333
  Short-term investments .................................................       23,056        22,864
  Accounts receivable, net ...............................................       10,636         7,689
  Other receivables ......................................................        1,061            73
  Inventories ............................................................        3,425         2,549
  Prepaid expenses .......................................................          953           689
                                                                               --------      --------
     Total current assets ................................................       48,445        41,197


Equipment and leasehold improvements, net ................................        7,073         5,767
Officer notes receivable .................................................          200           200
Other assets .............................................................        2,380         2,426
                                                                               --------      --------
Total assets .............................................................     $ 58,098      $ 49,590
                                                                               ========      ========

                                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable .......................................................     $  1,508      $  1,717
  Accrued compensation ...................................................        1,753         1,886
  Accrued warranty .......................................................          219            45
  Other accrued expenses .................................................        1,780           995
  Notes payable ..........................................................           --            32
  Capital lease obligations ..............................................           43            --
                                                                               --------      --------
     Total current liabilities ...........................................        5,303         4,675
Deferred rent ............................................................          125            --
Capital lease obligations-long term ......................................          105            --

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $0.001 par value ......................................           --            --
  Common stock, $0.001 par value .........................................           11            11
  Additional paid-in capital .............................................       83,613        81,427
  Accumulated other comprehensive income (loss) ..........................          (79)          (31)
  Accumulated deficit ....................................................      (30,885)      (36,219)
  Deferred compensation ..................................................          (95)         (273)
                                                                               --------      --------
Total stockholders' equity ...............................................       52,565        44,915
                                                                               --------      --------
Total liabilities and stockholders' equity ...............................     $ 58,098      $ 49,590
                                                                               ========      ========

                             See accompanying notes.

                                                   PERCLOSE, INC.

                                    CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                      (In thousands, except per share amounts)
                                                    (Unaudited)

                                                    Three Months Ended           Six Months Ended
                                                      September 30,              September 30,
                                                 -------------------   ---------------------------------
                                                    1999         1998          1999           1998
                                                 ---------    ---------     ----------    -----------
Net revenues ................................     $ 16,496     $  9,123      $ 32,541      $ 17,487
Cost of goods sold ..........................        5,513        3,270         9,759         6,460
                                                  --------     --------      --------      --------
Gross profit ................................       10,983        5,853        22,782        11,027

Operating expenses:
   Research and development .................        2,471        1,883         5,430         3,512
   Selling, general and administrative ......        6,191        3,629        12,128         7,262
                                                  --------     --------      --------      --------
      Total operating expenses ..............        8,662        5,512        17,558        10,774
                                                  --------     --------      --------      --------

Income from operations ......................        2,321          341         5,224           253

Other income (expense)
   Interest income, net .....................          400          424           840           850
   Other income (expense) ...................           (9)          29          (137)          (11)
                                                  --------     --------      --------      --------
      Total other income (expense) ..........          391          453           703           839

Income before income taxes ..................        2,712          794         5,927         1,092
Provision for income taxes ..................          271           39           593            54
                                                  --------     --------      --------      --------

Net income ..................................     $  2,441     $    755      $  5,334      $  1,038
                                                  ========     ========      ========      ========

Basic earnings per common share .............     $   0.22     $   0.07      $   0.48      $   0.10
                                                  ========     ========      ========      ========

Diluted earnings per common share ...........     $   0.20     $   0.07      $   0.43      $   0.09
                                                  ========     ========      ========      ========

Shares used in computing basic earnings per
share .......................................       11,204       10,817        11,161        10,785
                                                  ========     ========      ========      ========

Shares used in computing diluted earnings per
share .......................................       12,474       11,271        12,370        11,339
                                                  ========     ========      ========      ========

                             See accompanying notes.

                                                PERCLOSE, INC.

                                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (In thousands)
                                                 (Unaudited)

                                                                         Six Months Ended
                                                                           September 30,
                                                                    --------------------------
                                                                        1999           1998
                                                                    -----------    -----------
OPERATING ACTIVITIES
   Net income ..................................................     $  5,334      $  1,038
   Adjustments to reconcile net income to net cash provided
      by operating activities:
      Depreciation and amortization ............................        1,024           749
      Deferred compensation amortization .......................          178           167
      Compensation expense related to consultants' stock options          324          --
      Changes in operating assets and liabilities:
         Accounts receivable ...................................       (2,947)         (886)
         Other receivables .....................................         (988)          (20)
         Inventories ...........................................         (876)         (288)
         Prepaid expenses ......................................         (466)          117
         Accounts payable ......................................         (209)         (145)
         Accrued compensation ..................................         (133)          250
         Accrued warranty ......................................          174          --
         Deferred rent .........................................          125          --
         Other accrued expenses ................................          785           (33)
                                                                     --------      --------
          Net cash provided by operating activities ............        2,325           949

INVESTING ACTIVITIES
   Purchases of short-term investments .........................       (5,473)       (5,474)
   Proceeds from sales and maturities of short-term investments         5,233         7,372
   Purchases of equipment and leasehold improvements ...........       (2,206)       (1,051)
   Proceeds from sale of fixed assets ..........................           78          --
   Other assets ................................................           46        (1,772)
                                                                     --------      --------
          Net cash used in investing activities ................       (2,322)         (925)

FINANCING ACTIVITIES
   Payments under notes payable ................................          (32)         (269)
   Capital lease obligations ...................................          148          --
   Proceeds from issuance of common stock ......................        1,862           643
   Repurchase of common stock ..................................         --            (293)
                                                                     --------      --------
          Net cash provided by  financing activities ...........        1,978            81
                                                                     --------      --------

    Net increase in cash and cash equivalents ..................        1,981           105

    Cash and cash equivalents at beginning of period ...........        7,333        13,232
                                                                     --------      --------
    Cash and cash equivalents at end of period .................     $  9,314      $ 13,337
                                                                     ========      ========

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

         The Company's fiscal year ends on the last Friday in March and consists of four 13 week quarters. The Company's fiscal quarters end on the Friday closest to the end of the corresponding calendar quarter. In order to keep the quarters ending at approximately the end of the calendar month, the first three months, the quarter ended July 2, 1999, had 14 weeks. The three month periods shown as having ended September 30, 1999 and 1998 actually ended on October 1, 1999 and September 25, 1998, respectively. For ease of presentation, the accompanying financial statements have been shown as ending on the last day of the calendar month.

NOTE 2.  INVENTORIES

         Inventories consist of the following (in thousands):

                                        September 30,           March 31,
                                             1999                  1999
                                      -------------------   -------------------

Raw materials....................       $   1,356             $     700
Work-in-process..................           1,206                   967
Finished goods...................             863                   882
                                      -------------------   -------------------
                                        $   3,425             $   2,549
                                      ===================   ===================

NOTE 3.  EARNINGS PER SHARE DATA

         The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share ("EPS") computations for the three months and six months ended September 30, 1999 and 1998 (in thousands).

                                            Three Months Ended       Six Months Ended
                                              September 30,           September 30,
                                           -------------------    ---------------------
                                             1999       1998         1999        1998
                                            -------    ------      -------     -------
Numerator:
   Net income numerator for basic and
   diluted EPS: ......................     $ 2,441     $   755     $ 5,334     $ 1,038
                                           -------     -------     -------     -------
Denominator:
   Denominator for basic EPS--
   Weighted-average shares ...........      11,204      10,817      11,161      10,785
Effect of dilutive securities:
   Stock options .....................       1,270         454       1,209         554
                                           -------     -------     -------     -------
Denominator for diluted EPS--
   Adjusted weighted-average shares
   Outstanding and assumed conversions      12,474      11,271      12,370      11,339
                                           =======     =======     =======     =======

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

         The components of comprehensive income, net of related tax, for the three and six months ended September 30, 1999 and 1998 are as follows (in thousands):

                                                Three Months Ended        Six Months Ended
                                                  September 30,            September 30,
                                              -----------------  ---------------------------
                                                1999        1998        1999         1998
                                               -------     -------     -------      -------
Net income ...............................     $ 2,441     $   755     $ 5,334      $ 1,038
Other comprehensive income:
    Change in unrealized gain (loss)
    on available-for-sale investments.....           5          58         (48)          75

    Change in unrealized gain (loss)
    on foreign currency translation ......           2        --          --           --
                                               -------     -------     -------      -------
Comprehensive income .....................     $ 2,448     $   813     $ 5,286      $ 1,113
                                               =======     =======     =======      =======

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

NOTE 8.  PENDING MERGER

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

NOTE 9.  PRODUCT RECALL

         In early July 1999 Perclose announced a voluntary, lot specific recall of the Techstar 6XL product. The recall was due to a manufacturing process variation that led to difficulty in a small number of instances with deploying the needles featured in the Company's suture-based technology. Perclose replaced the recalled units with product in inventory. Activities associated with the recall are proceeding according to plan. The Company has an insurance policy covering the costs associated with product recalls due to, among other things, design specifications, design controls and product performance. A formal claim under this insurance policy has not yet been made for the Techstar 6XL products. The Company has accrued for the estimated costs of the product recall and recorded a receivable for the anticipated insurance proceeds during the quarter ended June 30, 1999.

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

OVERVIEW

         Perclose, Inc. (the "Company") designs, manufactures and markets less invasive medical devices that automate the surgical closure or connection of blood vessels. The Prostar-Registered Trademark- products, which are marketed in the U.S. and internationally, surgically close the arterial access site in the femoral artery after catheterization procedures such as angioplasty, stenting, atherectomy and diagnostic angiography. The Techstar-Registered Trademark- products are available worldwide to surgically close the arterial access site in the femoral artery following diagnostic catheterization procedures. Outside the U.S., the Techstar products are also available for use following interventional catheterization procedures. A second group of products, the Heartflo-TM- System, is under development and is designed to automate the surgical connection of blood vessels in conventional and minimally invasive coronary artery bypass surgery.

         The Company commenced international shipments of its first Prostar and Techstar Percutaneous Vascular Surgery ("PVS") products in December 1994 and July 1995, respectively. During fiscal year 1998, the Company received several FDA pre-market approvals ("PMA") and PMA supplement approvals for commercial sale in the United States of various versions of its Prostar and Techstar products. A pre-market approval supplement (PMAS) application has been submitted for the new generation of PVS product, the Closer-TM- 6F, for use following diagnostic catheterization procedures. Data from a 200 patient clinical trial, conducted at five cardiovascular centers, were submitted to support the PMAS. The PMAS application is currently under review.

         The Company's fiscal year ends on the last Friday in March and consists of four 13 week quarters. The Company's fiscal quarters end on the Friday closest to the end of the corresponding calendar quarter. In order to keep the quarters ending at approximately the end of the calendar month, the first three months, the quarter ended July 2, 1999, had 14 weeks. The three month periods shown as having ended September 30, 1999 and 1998 actually ended on October 1, 1999 and September 25, 1998, respectively. For ease of presentation, the accompanying financial statements have been shown as ending on the last day of the calendar month.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30,1999 AND 1998

         REVENUES. The Company's net revenues increased 81% to $16.5 million for the three months ended September 30, 1999 from $9.1 million for the three months ended September 30, 1998. The increase in revenues was primarily a result of increased shipments of the Techstar 6F XL systems in the United States. Domestic sales as a percentage of total revenue for the three months ended September 30, 1999 increased to 92% from 90% for the three months ended September 30, 1998. Sales of Prostar and Techstar products accounted for 27% and 72%, respectively, of the net revenues for the three months ended September 30, 1999.

         GROSS PROFIT. Gross profit increased to $11.0 million for the three months ended September 30, 1999 from $5.9 million for the three months ended September 30, 1998. Gross profit increased to 67% of net revenues for the quarter ended September 30, 1999 from 64% of net revenues for the quarter ended September 30, 1998. The increase in gross profit was primarily due to increases in sales and production volumes, which contributed to reductions in overhead cost per unit and enabled the Company to achieve improvements in manufacturing efficiency. Production volume of Techstar and Prostar devices increased 99% to 80,000 units for the quarter ending September 30, 1999 from 40,000 units produced during the quarter ending September 30, 1998.

         RESEARCH AND DEVELOPMENT. Research and development expenses increased 31% to $2.5 million for the three months ended September 30, 1999 from $1.9 million for the three months ended September 30, 1998. Most of the increase in research and development costs was attributable to a significant increase in headcount resulting in higher payroll expenses. In addition, due to the additional operating costs of the Company's new facility, research and development's portion of the facility allocation increased 118% for the three months ended September 30, 1999 compared to the three months ended September 30, 1998.

         SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased 71% to $6.2 million for the three months ended September 30, 1999 from $3.6 million for the three months ended September 30, 1998. The increase was primarily due to the expansion of the Company's domestic sales force which resulted in both higher payroll-related costs as well as increased travel expenses. In addition, administrative expenses in the three months ended September 30, 1999 increased significantly as a result of one time expenses related to the acquisition by Abbott Laboratories and from litigation costs associated with a patent infringement suit with a competitor.

         OTHER INCOME (EXPENSE). Other income decreased slightly to $391,000 for the three months ended September 30, 1999 from $453,000 for the three months ended September 30, 1998. Although the amount of cash and short term investments did not change significantly between the two periods, interest income decreased due to a number of the higher yielding securities that have matured, thereby reducing the average yield during the three months ended September 30, 1999.

SIX MONTHS ENDED SEPTEMBER 30,1999 AND 1998

         REVENUES. The Company's net revenues increased 86% to $32.5 million for the six months ended September 30, 1999 from $17.5 million for the six months ended September 30, 1998. The increase in revenues was primarily a result of increased shipments of the Techstar 6F XL systems in the United States. Domestic sales as a percentage of total revenue for the six months ended September 30, 1999 increased to 92% from 89% for the six months ended September 30, 1998. Sales of Prostar and Techstar products accounted for 27% and 72%, respectively, of the net revenues for the six months ended September 30, 1999.

         GROSS PROFIT. Gross profit increased to $22.8 million for the six months ended September 30, 1999 from $11.0 million for the six months ended September 30, 1998. Gross profit increased to 70% of net revenues for the six months ended September 30, 1999 from 63% of net revenues for the six months ended September 30, 1998. The increase in gross profit was primarily due to increases in sales and production volumes, which contributed to reductions in overhead cost per unit and enabled the Company to achieve improvements in manufacturing efficiency. Production volume of Techstar and Prostar devices increased 110% to 176,000 units for the six months ended September 30, 1999 from 84,000 units produced during the six months ended September 30, 1998.

         RESEARCH AND DEVELOPMENT. Research and development expenses increased 55% to $5.4 million for the six months ended September 30, 1999 from $3.5 million for the six months ended September 30, 1998. Most of the increase in research and development costs was attributable to a significant increase in headcount resulting in higher payroll expenses. In addition, materials and manufacturing labor associated with prototype builds for the Company's next generation PVS product, the Closer, were substantially higher in the six months ended September 30, 1999 as compared to the comparable period ended September 30, 1998.

         SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased 67% to $12.1 million for the six months ended September 30, 1999 from $7.3 million for the six months ended September 30, 1998. The increase was primarily due to the expansion of the Company's domestic sales force which resulted in both higher payroll-related costs as well as increased travel expenses. In addition, administrative expenses in the six months ended September 30, 1999 increased significantly as a result of one time expenses related to the acquisition by Abbott Laboratories and from litigation costs associated with a patent infringement suit with a competitor.

         OTHER INCOME (EXPENSE). Net other income decreased to $703,000 for the six months ended September 30, 1999 from $839,000 for the six months ended September 30, 1998. Interest income decreased slightly due to a lower average yield during the six months ended September 30, 1999. In addition, rent and operating expenses exceeded rental income for a facility that was not fully sub-leased during the 1999 period.

INCOME TAXES

         The income tax provision for the three and six months ended September 30, 1999 and 1998 is based on a projected effective tax rate of 10% and 5%, respectively. The tax rates differ from the statutory rate of 35% primarily due to the benefits of the use of tax net operating loss forwards. The income tax provision anticipated is attributable to current foreign, state, and federal minimum income taxes.

         As of fiscal year end 1999, the Company had net operating loss carryforwards for federal and state tax purposes of approximately $39.0 million and $14.0 million, respectively, which will expire from 2000 through 2012 if not utilized. As of fiscal year end 1999 the future use of the net operating loss and tax credit carryforwards are not subject to material limitations resulting from the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's net cash provided by operating activities was $2.3 million for the six months ended September 30, 1999, compared to $949,000 for the six months ended September 30, 1998. The Company's increased profitability in the six months ended September 30, 1999, which resulted in net income of $5.3 million compared to net income of $1.0 million for the six months ended September 30, 1998, was the main reason for the increased generation of cash in the current six month period. A higher sales volume in the six months ended September 30, 1999 resulted in $876,000 of cash being used to increase inventory levels, and $2.9 million additional cash being used to support accounts receivable.

         The Company's net cash used by investing activities was $2.3 million for the six months ended September 30, 1999 compared to net cash used by investing activities of $925,000 for the six months ended September 30, 1998. For the six months ended September 30, 1999 net purchases of short-term investments used $240,000 in cash as compared to $1.9 million of net proceeds for the same period in 1998. Equipment and leasehold improvement purchases for the six months ended September 30, 1999 were $2.2 million, as compared to $1.1 million for the six months ended September 30, 1998. The larger equipment purchases related to tooling for the Closer (the new generation Techstar) as well as machinery for the machine shop, which will provide additional capacity to maintain the quick turn around needed for new product development. In addition, final invoices were paid related to the build out of the Company's new headquarters and manufacturing facility.

           The Company's net cash generated by financing activities was $2.0 million for the six months ended September 30, 1999, compared to cash generated of $81,000 for the six months ended September 30, 1998. Proceeds from the issuance of common stock relating to option exercises provided $1.9 million for the current period compared to $643,000 for the period ended September 30, 1998.

         The Company's principal source of liquidity at September 30, 1999 consisted of cash, cash equivalents and short-term investments of $32.4 million versus $30.2 million at March 31, 1999.

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

         The Company recognizes the importance of the Year 2000 issue and has assigned a project leader to supervise an assessment of the Company's Year 2000 readiness. The scope of the Year 2000 readiness effort includes computer software and hardware, electronic data interchange, manufacturing and lab equipment, facilities systems, utility reliability and supplier readiness. The Company has reviewed the Year 2000 issue as it may affect the Company's business activities. The Company has purchased its internal manufacturing and financial information systems, and installs on an ongoing basis all updates and patches as they are released by the suppliers to make certain that the Company's systems and software are up-to-date and Year 2000 compliant according to supplier representations. The Company has received Year 2000 compliance certifications from all software vendors from whom the Company has purchased software. The Company has completed the replacement of its system servers and 90% of its desktop work stations. The remaining 10% of the desktop work stations will be replaced by November 30, 1999. The new equipment will facilitate Year 2000 readiness, however, the equipment is being acquired for the purpose of replacing older computers. In addition to relying on the certification of its suppliers, the Company has completed testing by its internal computer staff to ensure Year 2000 compliance relating to computer hardware and software.

         The product which the Company manufactures is a mechanical device which does not contain software components. Therefore date sensitivity is not an issue. The Company believes that it has no material exposure to contingencies directly related to the Year 2000 issue for the products it has sold or will sell in the future. The Company has not incurred any expenses outside of ordinary operating expenses in connection with its Year 2000 assessment and compliance plan.

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

         In addition to internal Year 2000 software and equipment assessment and remediation activities, the Company has contacted its critical suppliers in order to assess their compliance. As of fiscal quarter ended September 1999 all suppliers of the Company's Techstar and Prostar products have been contacted and have responded. Responses indicate that the suppliers are aware of the Year 2000 issue and intend to be compliant. During October 1999 additional suppliers associated with the Company's new Closer-TM- product were contacted. The majority of the responses have yet to be returned. There can be no absolute assurances that there will not be a material adverse effect on the Company if third parties do not convert their systems in a timely manner and in a way that is compatible with the Company's systems. Any Year 2000 compliance problem of either the Company, its suppliers, or customers could materially adversely affect the Company's business, results of operations, cash flows, financial condition and prospects. However, based on currently available information, the Company does not believe that the Year 2000 matters discussed above related to internal systems or products sold to customers will have a material adverse impact on the Company's business, financial condition or results of operations.


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

HISTORY OF LOSSES AND LIMITED HISTORY OF PROFITABILITY. The Company has a limited history of profitability. The Company experienced significant operating losses through fiscal year 1998 and, as of September 30,1999, had an accumulated deficit of approximately $30.9 million. Although the Company has recorded net income for each quarter since the first quarter in fiscal year 1999, there can be no assurance that the Company will be able to increase its level of profitability or to sustain profitability. Failure to increase or sustain the level of profitability could have a material adverse effect on the Company's future operating results.

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

         In early July 1999 Perclose announced a voluntary, lot specific recall of the Techstar 6XL product. The recall was due to a manufacturing process variation that led to difficulty in a number of instances with deploying the needles featured in the Company's suture-based technology. Perclose replaced the recalled units with product in inventory. Activities associated with the recall are proceeding according to plan. The Company has an insurance policy covering the costs associated with product recalls due to, among other things, design specifications, design controls and product performance. A formal claim under this insurance policy has not yet been made for the Techstar 6XL products. The Company has accrued for the estimated costs of the product recall and recorded a receivable for the anticipated insurance proceeds during the quarter ended
June 30, 1999.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.....................   NONE

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES...............................   NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........   NONE

ITEM 5.  OTHER INFORMATION..............................................  NONE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

           a) Exhibits              The exhibits listed in the Index to Exhibits
                                    are filed as a part hereof and are
                                    incorporated by reference.

           b) Reports on Form 8-K:  The Company did not file any reports on
                                    Form 8-K for the three months ended
                                    October 1, 1999.


                                INDEX TO EXHIBITS

Exhibit No.                   Description
   27.1        Financial Data Schedule (Edgar version only).

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this 10-Q report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  November 8, 1999            PERCLOSE, INC.


                                   /S/ HENRY A. PLAIN, JR.
                                   ------------------------------------------
                                   Henry A. Plain, Jr.
                                   PRESIDENT AND CHIEF EXECUTIVE OFFICER


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